Form 10-Q
period 2021-09-30
Acurx Pharmaceuticals, Inc.
filed 2021-11-12
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2021

Or

☐Transition Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

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

As of November 11, 2021, there were 10,215,792 shares of common stock, $0.001 par value, issued and outstanding.

Acurx Pharmaceuticals, Inc.

		Page

PART I -	FINANCIAL INFORMATION	5

Item 1.	Condensed Interim Financial Statements (unaudited)	5

	Condensed Interim Balance Sheets as of September 30, 2021 (unaudited) and December 31, 2020	5

	Condensed Interim Statements of Operations for the Three Months and Nine Months Ended September 30, 2021 and 2020 (unaudited)	6

	Condensed Interim Statements of Changes in Members’ and Shareholders’ Equity for the Three and Nine Months Ended September 30, 2021 and 2020 (unaudited)	7

	Condensed Interim Statements of Cash Flows for the Nine Months Ended September 30, 2021 and 2020 (unaudited)	8

	Notes to the Condensed Interim Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	17

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	24

Item 4.	Controls and Procedures	24

PART II -	OTHER INFORMATION	25

Item 1.	Legal Proceedings	25

Item1A.	Risk Factors	25

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	48

Item 3.	Defaults Upon Senior Securities	49

Item 4.	Mine Safety Disclosure	49

Item 5.	Other Information	49

Item 6.	Exhibits	50

	Signatures	51

	Certificates

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

PART I—FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2021	2020
	(unaudited)
ASSETS

CURRENT ASSETS
Cash	$14,459,046	$3,175,411
Prepaid Expenses	530,582	48,609
TOTAL ASSETS	$14,989,628	$3,224,020

LIABILITIES AND MEMBERS' AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$712,437	$455,931
Paycheck Protection Program Loan	—	16,625
TOTAL CURRENT LIABILITIES	712,437	472,556

NONCURRENT LIABILITIES
Paycheck Protection Program Loan	—	49,878
TOTAL LIABILITIES	712,437	522,434

COMMITMENTS AND CONTINGENCIES

MEMBERS' AND SHAREHOLDERS' EQUITY
Members' Equity, Class A	—	16,402,198
Members' Equity, Class B	—	100,000
Common Stock; $.001 par value, 200,000,000 shares authorized, 10,126,903 shares issued and outstanding at September 30, 2021	10,127	—
Additional Paid-In capital	38,188,287	—
Accumulated Deficit	(23,921,223)	(13,800,612)
TOTAL MEMBERS' AND SHAREHOLDERS' EQUITY	14,277,191	2,701,586

TOTAL LIABILITIES AND MEMBERS' AND SHAREHOLDERS' EQUITY	$14,989,628	$3,224,020

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2021	2020	2021	2020
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,126,972	$659,977	$1,313,954	$1,745,446
General and Administrative	3,515,250	654,569	8,873,160	1,761,561

TOTAL OPERATING EXPENSES	4,642,222	1,314,546	10,187,114	3,507,007

Gain on forgiveness of Paycheck Protection Program Loan	—	—	66,503	—

NET LOSS	$(4,642,222)	$(1,314,546)	$(10,120,611)	$(3,507,007)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.46)	$(0.21)	$(1.27)	$(0.58)

Weighted average pro forma shares outstanding basic and diluted	10,116,403	6,266,584	7,988,563	6,037,254

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY (unaudited)

	Class A Membership Interests		Class B Membership Interests		Common Stock		Additional	Accumulated	Total
	Number of Units	Amount	Number of Units	Amount	Shares	Amount	Paid-In Capital	Deficit	Members' Equity
Balance at January 1,2020	11,058,666	$9,920,428	100,000	$100,000	—	$—	$—	$(9,200,574)	$819,854

Private Placement Offerings, net of issuance costs of $51,409	182,002	454,980	—	—	—	—	—	—	454,980

Executive Compensation Settled with Membership Interests	312,680	781,700	—	—	—	—	—	—	781,700

Share-Based Compensation	136,111	166,667	—	—	—	—	—	—	166,667

Share-Based Payments to Vendors	57,440	181,100	—	—	—	—	—	—	181,100

Net Loss	—	—	—	—	—	—	—	(1,279,101)	(1,279,101)

Balance at March 31, 2020	11,746,899	11,504,875	100,000	100,000	—	—	—	(10,479,675)	1,125,200

Share-Based Compensation	136,111	166,666	—	—	—	—	—	—	166,666

Share-Based Payments to Vendors	49,438	161,096	—	—	—	—	—	—	161,096

Net Loss	—	—	—	—	—	—	—	(913,360)	(913,360)

Balance at June 30, 2020	11,932,448	11,832,637	100,000	100,000	—	—	—	(11,393,035)	539,602

Private Placement Offerings	533,900	1,735,073	—	—	—	—	—	—	1,735,073

Share-Based Compensation	138,676	175,000	—	—	—	—	—	—	175,000

Share-Based Payments to Vendors	28,967	131,645	—	—	—	—	—	—	131,645

Net Loss	—	—	—	—	—	—	—	(1,314,546)	(1,314,546)

Balance at September 30, 2020	12,633,991	$13,874,355	100,000	$100,000	—	$—	$—	$(12,707,581)	$1,266,774

Balance at January 1,2021	13,493,807	$16,402,198	100,000	$100,000	—	$—	$—	$(13,800,612)	$2,701,586

Executive Compensation Settled with Membership Interests	57,430	186,650	471,042	730,115	—	—	—	—	916,765

Cancellation of Class B Issuance	-	—	(471,042)	—	—	—	—	—	—

Share-Based Compensation	143,814	191,667	—	—	—	—	—	—	191,667

Share-Based Payments to Vendors	30,145	135,471	—	—	—	—	—	—	135,471

Net Loss	—	—	—	—	—	—	—	(1,474,330)	(1,474,330)

Balance at March 31, 2021	13,725,196	16,915,986	100,000	830,115	—	—	—	(15,274,942)	2,471,159

Share-Based Compensation	257,122	563,889	—	—	—	—	1,655,885	—	2,219,774

Share-Based Payments to Vendors	—	37,500	—	—	—	—	—	—	37,500

Corporate Conversion	(13,982,318)	(17,517,375)	(100,000)	(830,115)	7,041,208	7,041	18,340,449	—	—

Initial Public Offering, net of $2,452,868 cash issuance costs	—	—	—	—	2,875,000	2,875	14,794,257	—	14,797,132

Net Loss	—	—	—	—	—	—	—	(4,004,059)	(4,004,059)

Balance at June 30, 2021	—	—	—	—	9,916,208	9,916	34,790,591	(19,279,001)	15,521,506

Share-Based Compensation	—	—	—	—	—	—	2,070,637	—	2,070,637

Share-Based Payments to Vendors	—	—	—	—	210,695	211	1,327,059	—	1,327,270

Net Loss	—	—	—	—	—	—	—	(4,642,222)	(4,642,222)

Balance at September 30, 2021	—	$—	—	$—	10,126,903	$10,127	$38,188,287	$(23,921,223)	$14,277,191

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2021	2020
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net loss	$(10,120,611)	$(3,507,007)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	4,482,078	508,333
Share-Based Payments to Vendors	1,500,241	473,841
Executive Compensation Settled with Membership Interests	916,765	781,700
Gain on forgiveness of Paycheck Protection Program Loan	(66,503)	—
(Increase) / Decrease in:
Prepaid Expenses	(481,973)	40,011
Accounts Payable and Accrued Expenses	256,506	(688,682)

Net Cash Used in Operating Activities	(3,513,497)	(2,391,804)

Cash Flow from Financing Activities:
Proceeds from Advanced Receipts of Private Placement Offerings	—	1,058,554
Proceeds from Paycheck Protection Program Loan	—	66,503
Proceeds from Initial Public Offering, net of issuance costs	14,797,132	—
Proceeds from Private Placement Offerings, net of issuance costs	—	2,190,053

Net Cash Provided by Financing Activities	14,797,132	3,315,110

Net Increase in Cash	11,283,635	923,306

Cash at Beginning of Period	3,175,411	2,483,322

Cash at End of Period	$14,459,046	$3,406,628

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. As of September 30, 2021, the Company had a cash balance of approximately $14.5 million. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. The accompanying unaudited condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

ACURX PHARMACEUTICALS, INC

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2020.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Federal Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred losses for the nine months ended September 30, 2021 and is forecasting additional losses through year-end, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of September 30, 2021, the Company had cash of $14.5 million in U.S. bank accounts which were not fully insured by the FDIC.

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

Foreign Currency Transactions

The financial statements are presented in U.S. dollars (“USD”), the reporting currency of the Company. The Company may engage in transactions denominated in other foreign currencies. These transactions were translated to USD at rates which approximate those in effect on the transaction dates. Monetary assets and liabilities denominated in foreign currencies at year-end will be translated at exchange rates in effect as of those dates. Nonmonetary assets and liabilities are translated at appropriate historical rates.

Major Vendor

The Company had a major vendor that accounted for approximately 52% and 59% of the research and development expenditures for the three months ended September 30,2021 and 2020, and 45% and 40% for the nine months ended September 30, 2021 and 2020, respectively. The same vendor also accounted for approximately 11% and 6% of the total accounts payable and accrued expenses at September 30, 2021, and December 31, 2020, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2021 and December 31, 2020 were as follows:

	September 30, 2021	December 31, 2020
Accrued compensation expenses	$252,117	$317,068
Accrued research and development	314,984	89,156
Accrued professional fees	133,194	49,707
Other accounts payable and accrued expenses	12,142	—
Total	$712,437	$455,931

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

NOTE 5 – EXECUTIVE COMPENSATION

The Company’s co-founders and original two executives received compensation pursuant to employment agreements effective January 2018 (the “Original Agreements”). The Original Agreements stipulated that the executives would receive a base salary of $277,000 per annum, of which a portion was payable with the issuance of Class A Membership Interests of the Company at the most recent offering price when the service was rendered. The Company also employs a third executive on a part-time basis for $7,500 per month, of which a portion was payable with the issuance of Class A Membership Interests during 2018. The Company did not issue any Class A Membership Interests to executives in 2019.

In 2019, the three executives executed waiver letters, deferring any unpaid compensation per their Original Agreements until the later to occur of (1) the date upon which the Company has raised $2.5 million from equity/debt offerings and/or grants equal to $2.5 million, and (2) January 15, 2020. Accrued deferred compensation per their Original Agreements was recorded in the amount of $0 and $104,000 as of September 30, 2021 and December 31, 2020, respectively.

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

ACURX PHARMACEUTICALS, INC

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

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

On July 20, 2020, the Company entered into a securities purchase agreement for the private placement of the Company’s Class A Membership Interests at a purchase price of $3.25 per unit. The Company issued and sold an aggregate of 533,900 Class A Membership Interests for gross proceeds of $1,735,175. There were no warrants included in this private placement.

On October 16, 2020, the Company entered into a securities purchase agreement for the private placement of the Company’s Class A Membership Interests at a purchase price of $3.25 per unit. The Company issued and sold an aggregate of 705,727 Class A Membership Interests for gross proceeds of $2,293,613. There were no warrants included in this private placement.

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 10,126,903 were outstanding as of September 30, 2021.

On June 29, 2021, the Company completed an IPO issuing 2,875,000 shares of common stock at a price of $6.00 per share, resulting in net proceeds of approximately $14.8 million, with cash issuance costs of approximately $2.4 million. The outstanding Class A and Class B Membership Interests were converted to shares of common stock pursuant to a conversion ratio of one-for-two of the Membership Interests outstanding, resulting in the conversion of 14,082,318 Class A and Class B Membership Interests into 7,041,208 shares of common stock. Warrants to purchase Class A Membership Interests were converted to warrants to purchase common stock at the same ratio, resulting in 1,437,577 warrants to purchase common stock.

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

Total share-based compensation expense associated with these awards has been recorded in the amount of $0 and $175,000 for the three months ended September 30, 2021 and 2020, respectively, and $755,556 and $508,333 for the nine months ended September 30, 2021 and 2020, respectively.

The following table summarizes the unvested Class A Membership Interests converted to common stock pursuant to a conversion ratio of one-for-two, and associated activity for the nine months ended September 30, 2021:

Class A
Membership Interests
Converted to common stock at one-for-two ratio

Unvested at December 31, 2020	200,463
Vested	(200,463)
Unvested at September 30, 2021	—

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion. The Plan currently reserves an aggregate of 2,000,000 shares of common stock, subject to adjustments as provided in the Plan, of which 239,305 are currently still available for issuance. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members, to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expense of $181,720 and $1,837,605 for the three and nine months ended September 30, 2021.

In July 2021, the Company granted stock options to purchase a total 1,550,000 to its three executives pursuant to their respective employment agreements, the independent directors, and a consultants, all pursuant to the Plan. The options were issued at an exercise price of $6.18, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $1,888,917 for the three and nine months ended September 30, 2021, respectively.

Compensation expense associated with these awards is recognized over the vesting period based on the fair value of the option at the grant date determined based on the Black-Scholes model. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value computation using the Black-Scholes methodology. Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for the comparison of volatility and the dividend yield. The risk-free rate of return was derived from U.S. Treasury notes with comparable maturities

ACURX PHARMACEUTICALS, INC

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

Nine Months Ended
September 30, 2021
Expected term	6.2 years
Volatility	93%
Dividend yield	—%
Risk-free interest rate	1.09%
Weighted average grant date fair value	$4.72

A summary of the Company’s stock option activity is as follows:

	Nine Months Ended	Weighted Average
	September 30, 2021	Exercise Price
Outstanding at the beginning of the period	—
Granted	2,357,500	$6.21
Vested	(788,167)	$6.22
Exercised	—
Forfeited	—
Outstanding and expected to vest	1,569,333	$6.20

The total compensation expense not yet recognized as of September 30, 2021 was $7,399,003. The weighted average vesting period for the unvested options is 2.75 years. The intrinsic value of the stock options as of September 30, 2021 was $0, with a remaining weighted average contractual life of 9.75 years. The weighted average grant date fair value is $4.72 as of September 30, 2021. The Company records the impact of any forfeitures of options as they occur.

NOTE 8 – SHARE-BASED PAYMENTS TO VENDORS

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted Class A Membership Interests to certain vendors in the ordinary course of business in exchange for consulting services relating to research and development activities and investor relations. The Company granted 0 and 28,967 Class A Membership Interests for the three months ended September 30, 2021 and 2020, respectively, and 30,145 and 135,845 Class A Membership Interests for the nine months ended September 30, 2021 and 2020, respectively. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement, the fair value at grant date. The Company recognized the expense in the same period and in the same manner as if the Company had paid cash for the services. The Company recorded general and administrative expenses and research and development expenses for vendor equity grants in the amounts of $37,500 and $0 for the three months ended September 30, 2021 and $78,125 and $53,520 for the three months ended September 30, 2020, respectively; $188,875 and $21,596 for the nine months ended September 30, 2021 and $278,000 and $195,716 for the nine months ended September 30, 2020.

In October 2019, the Company granted a total of 150,000 restricted Class A Membership Interests to three consultants for investor related consulting services performed in 2019 and for services which are ongoing. These Class A Membership Interests vest on the second anniversary of the grant date, and are subject to accelerated vesting provisions upon a change of control of the Company. The fair value of the Class A Membership Interests granted is equal to the value of the most recent private placement, the fair value at grant date. The Company is recognizing the expense on a straight-line basis over the vesting period. The Company recorded general and administrative expenses of $37,500 for each of the three months ended September 30, 2021 and 2020, and $112,500 for each of the nine months ended September 30, 2021 and 2020 with an unrecognized expense of $12,500 at September 30, 2021.

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

ACURX PHARMACEUTICALS, INC

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

In the second quarter of 2021, the Company entered into a number of agreements with vendors pursuant to which the Company will make future grants of a total of 175,000 shares of common stock, 100,000 options and cash payments in the amount of $343,500. These contracts have terms which range from six months to three years. The cash payments will be expensed over the service period and the equity component expensed consistent with the contractual vesting. These shares and options were granted in the third quarter pursuant to the Plan.

In the third quarter of 2021, the Company granted vendors a total of 35,695 shares of common stock pursuant to the Plan. The Company recorded selling, general, and administrative expense of $208,270 for the nine months ended September 30, 2021.

NOTE 9 – NET LOSS PER SHARE

Basic and diluted net loss per common share for the three months and nine months ended September 30, 2021 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, which include 75,000 unvested shares of common stock, and 1,588,477 warrants, and 2,357,500 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The effects of this corporate conversion on the Company’s weighted average shares of common stock outstanding and net loss per share have been reflected for all periods presented retroactively.

NOTE 10 – RELATED PARTY TRANSACTIONS

During 2020, the Company engaged a former member of the Board of Directors to provide administrative services for a 12-month period for a total of $15,000, $7,500 of which was expensed in 2020. The Company paid and expensed $7,500 for these services during the third quarter of 2021, representing the balance of the services per the agreement.

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

None.

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

Recent Developments

Initial Public Offering

On June 29, 2021, we completed our IPO, in which we issued and sold 2,875,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase 375,000 additional shares of our common stock, at a public offering price of $6.00 per share, which resulted in net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO are being used (i) to complete the Phase 2b clinical trial of ibezapolstat in patients with CDI, (ii) to complete pre-clinical development of ACX-375C and (iii) for general corporate purposes, which may include, without limitation, expenditures relating to research, development and clinical trials other than those specified above, manufacturing, capital expenditures, hiring additional personnel, acquisitions of new technologies or products, the payment, repayment, refinancing, redemption or repurchase of existing or future indebtedness, obligations or capital stock, and working capital. Prior to the IPO, we converted from a Delaware limited liability company into a Delaware corporation, and our previously outstanding Class A membership interests and Class B membership interests were converted to shares of common stock pursuant to a conversion ratio of one-half of one share of common stock for each Class A membership interest or Class B membership interest outstanding, resulting in the conversion of 14,082,318 Class A membership interests and Class B membership interests into 7,041,208 shares of common stock. Our common stock began trading on the Nasdaq Capital Market on June 25, 2021.

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

Health Holland Innovative Research Grant

In July 2021, Health Holland awarded an innovative research grant of approximately $500,000 to Leiden University Medical Center (“LUMC”).. The Company is participating as a scientific collaborator in this research study, which is designed to further study the mechanism of action of DNA Pol IIIC inhibitors.

Results of Operations

Three Months Ended September 30, 2021 Compared to the Three Months Ended September 30, 2020

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2021 compared with the three months ended September 30, 2020:

	Three Months Ended
	September 30,		Percentage
	2021	2020	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$1,127	$660	71%
Selling, General and Administrative Expenses	$3,515	$655	437%
Total Operating Expenses	$4,642	$1,315	253%
Net Loss	$4,642	$1,315	253%

Research and Development Expenses

Research and development expenses were $1.1 million for the three months ended September 30, 2021, and $0.7 million for the three months ended September 30, 2020, an increase of $0.4 primarily due to the increase in Phase 2b clinical trial related costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $3.5 million for the three months ended September 30, 2021 and $0.7 million for the three months ended September 30, 2020, an increase of $2.8 million. The increase was primarily due to a $2.0 million increase in stock-based compensation expense, a $0.2 million increase in professional fees, $0.3 million related to other employee related expenses, and $0.3 million increase in legal and insurance costs

Net Loss

Net loss was $4.6 million for the three months ended September 30, 2021, and $1.3 million for the three months ended September 30, 2020, an increase of $3.3 million, due to the reasons stated above.

Nine Months Ended September 30, 2021 Compared to the Nine Months Ended September 30, 2020

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2021 compared with the nine months ended September 30, 2020:

	Nine Months Ended
	September 30,		Percentage
	2021	2020	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$1,314	$1,745	(25)%
Selling, General and Administrative Expenses	$8,873	$1,762	403%
Total Operating Expenses	$10,187	$3,507	190%
Gain on PPP Loan Forgiveness	$67	$—	100%
Net Loss	$10,120	$3,507	189%

Research and Development Expenses

Research and development expenses were $1.3 million for the nine months ended September 30, 2021, and $1.7 million for the nine months ended September 30, 2020, a decrease of $0.4 million primarily due to a decrease in Phase 2a clinical trial related costs which was completed in 2020.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were $8.9 million for the nine months ended September 30, 2021, and $1.8 million for the nine months ended September 30, 2020, an increase of $7.1 million. The increase in selling, general and administrative expenses is primarily attributable to a $4.5 million increase in stock-based compensation, $1.5 million increase in professional fees, $0.5 million of employee related expenses, a $0.3 million increase in stock-based director fees due to accelerated vesting, and $0.3 million increase in legal and insurance costs.

Gain on the Forgiveness of the Paycheck Protection Program Loan

We recorded a gain of $.07 million for the nine months ended September 30, 2021 associated with the forgiveness of the PPP Loan.

Net Loss

Net loss was $10.1 million for the nine months ended September 30, 2021, and $3.5 million for the nine months ended September 30, 2020, an increase of $6.6 million, primarily due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $23.9 million since inception as of September 30, 2021. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million.

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

These conditions raise substantial doubt about our ability to continue as a going concern within one year after the date that the financial statements included in this Quarterly Report on Form 10-Q were issued. We may seek to raise capital through private or public equity offerings, debt financings, collaborations, other out-licensing arrangements, strategic alliances, federal and private grants, marketing, other distribution or licensing arrangements, or the sale of current or future assets. If we raise additional funds through collaborations, strategic alliances or licensing arrangements with third parties, we might have to relinquish valuable rights to our technologies, future revenue streams, research programs or product candidates. If we are not able to secure adequate additional funding, we may be forced to make reductions in spending, extend payment terms with suppliers, liquidate assets where possible or suspend or curtail planned programs. Due to the uncertainty regarding future financings and/or other potential options to raise additional funds, management has concluded that substantial doubt exists with respect to our ability to continue as a going concern within one year after the date that the financial statements in this Quarterly Report on Form 10-Q were issued.

As of September 30, 2021, we had working capital of $14.3 million, consisting primarily of $14.5 million of cash, offset by $0.7 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	For the nine months ended
	September 30,
	2021	2020
Net cash used in operating activities	$(3,513)	$(2,392)
Net cash provided by financing activities	14,797	3,315
Net increase in cash	$11,284	$923

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2021. The net loss was greater than the net cash used in operating activities by $6.6 million, primarily attributable to share-based compensation and share-based vendor payments of $6.9 million, an increase in accounts payable of $0.2 million, offset by an increase in prepaid expenses of $0.5 million.

Net cash used in operating activities was $2.4 million for the nine months ended September 30, 2020. The net loss was greater than the net cash used in operating activities by $1.1 million, primarily attributable to share-based compensation and shared-based vendor payments of $1.8 million, offset by a decrease in accounts payable of $0.7 million.

Net Cash Used in Financing Activities

Net cash provided by financing activities was $14.8 million for the nine months ended September 30, 2021, which was attributable to the net proceeds from the Company’s IPO.

Net cash provided by financing activities was $3.3 million for the nine months ended September 30, 2020, which was primarily attributable to the net proceeds from the Company’s private placement offerings.

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

Federal Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred losses for the nine months ended September 30, 2021 and is forecasting additional losses through year-end, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

We maintain our cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). We have not experienced any losses in such accounts and do not believe we are exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of September 30, 2021, the Company had cash of $14.5 million in U.S. bank accounts which were not fully insured by the FDIC.

Guaranteed Payments to Members

Guaranteed payments to members of the Company, prior to the corporate conversion, that were designated to represent reasonable compensation for services rendered, were accounted for as Company expenses rather than an allocation of the Company’s net income.

Research and Development

In accordance with Accounting Standards Codification Topic No. 730, Accounting for Research and Development Costs, we expense research and development costs when incurred. At times, we may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. We incurred net research and development expenses in the amount of $2,202,979 and $3,510,088 for the years ended December 31, 2020 and 2019, respectively, and $1,313,954 and $1,745,446 for the nine months ended September 30, 2021 and 2020, respectively.

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an emerging growth company; we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an emerging growth company, whichever is earlier.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of September 30, 2021 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2021, or that they will have a significant impact on us at the time they become effective.

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

There is an inadequate segregation of duties consistent with control objectives. Our management is composed of three persons, resulting in a situation where limitations on segregation of duties exist. Management has engaged a third-party specialist to review our current internal controls and recommend design improvements to address the segregation of duties given the limited number of employees.

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

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the U.S., the Patient Protection and Affordable Care Act (the “ACA”) was enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. For example, the Tax Cuts and Jobs Act (“TCJA”), signed into law by President Trump in 2017, repealed the individual health insurance mandate, which is considered a key component of the ACA. In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate was a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA were invalid and the law in its entirety was unconstitutional. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the U.S. Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. A decision from the Supreme Court is expected to be issued in spring 2021. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the implementation of the ACA, the pharmaceutical industry more generally, and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

Efforts to control prescription drug prices could also have a material adverse effect on our business. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in the catastrophic phase. The volume of drug pricing-related bills proposed by Congress has dramatically increased, and the resulting impact on our business is uncertain and could be material.

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

We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the U.S. or abroad. We expect that additional state and federal health care reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for health care products and services. Moreover, the Biden Administration, including his nominee for Secretary of DHHS, has indicated that lowering prescription drug prices is a priority, but we do not yet know what steps the administration will take or whether such steps will be successful.

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

We are also a smaller reporting company, and we will remain a smaller reporting company until the fiscal year following the determination that our voting and non-voting shares of common stock held by non-affiliates is more than $250 million measured on the last business day of our second fiscal quarter, or our annual revenues are less than $100 million during the most recently completed fiscal year and our voting and non-voting shares of common stock held by non-affiliates is more than $700 million measured on the last business day of our second fiscal quarter.

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

As of September 30, 2021, our officers, directors and their affiliates collectively own 2,380,805 shares of our common stock or approximately 24% of our outstanding shares of common stock . Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

We cannot assure you that the interests of our officers, directors and affiliated persons will coincide with the interests of the investors. So long as our officers, directors and affiliated persons collectively control a significant portion of our common stock, these individuals and/or entities controlled by them will continue to collectively be able to strongly influence or effectively control our decisions. Therefore, you should not invest in reliance on your ability to have any control over our company.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Use of Proceeds

On June 29, 2021, we completed our IPO, in which we issued and sold 2,875,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase 375,000 additional shares of our common stock, at a public offering price of $6.00 per share, which resulted in net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO are being used (i) to complete the Phase 2b clinical trial of ibezapolstat in patients with CDI, (ii) to complete pre-clinical development of ACX-375C and (iii) for general corporate purposes, which may include, without limitation, expenditures relating to research, development and clinical trials other than those specified above, manufacturing, capital expenditures, hiring additional personnel, acquisitions of new technologies or products, the payment, repayment, refinancing, redemption or repurchase of existing or future indebtedness, obligations or capital stock, and working capital.

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

*

These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acurx Pharmaceuticals, Inc.

Date: November 12, 2021	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2021	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)