Form 10-K
period 2021-12-31
Acurx Pharmaceuticals, Inc.
filed 2022-03-16
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-40536

Acurx Pharmaceuticals, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware (State or other jurisdiction of incorporation or organization) 259 Liberty Ave. Staten Island, NY (Address of principal executive offices)	82-3733567 (I.R.S. Employer Identification No.) 10305 (Zip Code)

Registrant’s telephone number, including area code: (917) 533-1469 Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ACXP	The Nasdaq Capital Market

Securities registered pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the registrant’s common stock, $0.001 per value per share, held by non-affiliates of the registrant on June 30, 2021, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $48.1 million (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2022 was 10,233,202.

Auditor Name: CohnReznick LLP	Auditor Location: Parsippany, NJ	Auditor Firm ID: 596

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2022 annual meeting of stockholders (the “2022 Proxy Statement”) to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2021.

i

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the impact of the ongoing COVID-19 pandemic and our response to it;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;
●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements;
●	the volatility of the price of our common stock; and
●	our financial performance.

These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in the “Risk Factors” section and elsewhere in this Form 10-K. Moreover, we operate in a very competitive and rapidly changing environment, and new risks emerge from time to time. It is not possible for our management to predict all risks, nor can we assess the impact of all factors on our business or the extent to which any factor, or combination of factors, may cause actual results to differ materially from those contained in any forward-looking statements we may make. In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances discussed in this Form 10-K may not occur and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements.

You should not rely upon forward-looking statements as predictions of future events. Although we believe that the expectations reflected in the forward-looking statements are reasonable as of the date of this Form 10-K, we cannot guarantee that the future results, levels of activity, performance or events and circumstances reflected in the forward-looking statements will be achieved or occur. We undertake no obligation to update publicly any forward-looking statements for any reason after the date of this Form 10-K to conform these statements to new information, actual results or to changes in our expectations, except as required by law.

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the Securities and Exchange Commission, or SEC, as exhibits to this Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

This Form 10-K includes statistical and other industry and market data that we obtained from industry publications and research, surveys and studies conducted by third parties. Industry publications and third-party research, surveys and studies generally indicate that their information has been obtained from sources believed to be reliable, although they do not guarantee the accuracy or completeness of such information. Such data involves a number of assumptions and limitations and contains projections and estimates of the future performance of the markets in which we operate and intend to operate that are subject to a high degree of uncertainty. We caution you not to give undue weight to such projections, assumptions and estimates.

This Form 10-K contains references to our trademarks and to trademarks belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Form 10-K, including logos, artwork and other visual displays, may appear without the ® or TM symbols, but such references are not intended to indicate, in any way, that their respective owners will not assert, to the fullest extent under applicable law, their rights thereto. We do not intend our use or display of other companies’ trade names or trademarks to imply a relationship with, or endorsement or sponsorship of us by, any other companies.

PART I

Item 1. Business.

Overview

We are a clinical stage biopharmaceutical company developing a new class of antibiotics for infections caused by bacteria listed as priority pathogens by the World Health Organization (“WHO”), the U.S. Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA. The CDC estimates that, in the U.S., antibiotic-resistant pathogens infect one individual every 11 seconds and result in one death every 15 minutes. The WHO recently stated that growing antimicrobial resistance is equally as dangerous as the ongoing COVID-19 pandemic, threatens to unwind a century of medical progress and may leave us defenseless against infections that today can be treated easily. According to the WHO, the current clinical development pipeline remains insufficient to tackle the challenge of the increasing emergence and spread of antimicrobial resistance.

Our approach is to develop antibiotic candidates that block the DNA polymerase IIIC (“Pol IIIC”). We believe we are developing the first Pol IIIC inhibitor to enter clinical trials. Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridium difficile (“C. difficile”), Enterococcus (including vancomycin-resistant strains (“VRE”)), Staphylococcus (including methicillin-resistant strains (“MRSA”)), and Streptococcus (including antibiotic resistant strains).

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

We intend to “de-risk” this new class of antibiotics through our drug development activities and potentially partner with a fully-integrated pharmaceutical company for late-stage clinical trials and commercialization.

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the Pol IIIC enzyme, a previously unexploited scientific target. On December 3, 2021, we commenced enrollment in a double-blind, active controlled clinical trial of ibezapolstat versus vancomycin, the standard of care to treat C. difficile infections (“CDI”), pursuant to the trial design provided below.

Prior to that, we completed our Phase 2a clinical trial of ibezapolstat to treat patients with CDI and reported the top-line data in November 2020. The Phase 2a clinical trial was terminated early based upon the recommendation of our Scientific Advisory Board (the “SAB”). The SAB reviewed the study data presented by management, including adverse events and efficacy outcomes, and discussed their clinical impressions. The SAB unanimously supported the early termination of the Phase 2a trial after 10 patients were enrolled in the trial instead of 20 patients as originally planned. The early termination was further based on the evidence of meeting the treatment goals of eliminating the infection with an acceptable adverse event profile.

The SAB noted that 10 out of 10 patients enrolled in the Phase 2a trial reached the Clinical Cure endpoint, defined in the study protocol as the resolution of diarrhea in the 24-hour period immediately before the end-of-treatment that is maintained for 48 hours after end of treatment. Such cure was sustained, meaning that the patients showed no sign of infection recurrence, for 30 days thereafter. This constitutes a 100% response rate for the primary and secondary endpoints of the trial. All 10 patients enrolled in the Phase 2a trial met the study’s primary and secondary efficacy endpoints, namely, Clinical Cure at end of treatment and Sustained Clinical Cure of no recurrence of CDI at the 28-day follow-up visit. No treatment-related serious adverse events (“SAEs”) were reported by the investigators who enrolled patients in the trial. We believe these results represent the first-ever clinical data showing Pol IIIC has potential as a therapeutically-relevant antibacterial target. Our Phase 2b clinical trial commenced enrollment on December 3, 2021.

The SAB is comprised of seven scientists and clinicians who have significant expertise in the scientific disciplines required for the research and development of antibiotics. The members of the SAB serve at the pleasure of management, are paid in cash on an hourly basis for their services and do not receive equity compensation. Generally, the SAB is consulted by management during the process of designing our preclinical and clinical trials as well as in the process of analyzing data generated from these trials, although the SAB’s services are not limited to such activities.

Currently available antibiotics used to treat CDI infections utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate to work by blocking the DNA Pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

We also have an early-stage pipeline of antibiotic product candidates with the same previously unexploited mechanism of action which has established proof of concept in animal studies. This pipeline includes ACX-375C, a potential oral and parenteral treatment targeting Gram-positive bacteria, including MRSA, VRE and PRSP.

Our Technology

The results of our Phase 2a clinical trial also represent the first-ever clinical validation of DNA polymerase IIIC as a therapeutically relevant antibacterial target. Ibezapolstat was very well tolerated with no treatment-related SAEs noted in the Phase 2a trial. Additionally, data obtained to date demonstrate that ibezapolstat enhances actinobacteria in the microbiome and suppresses regrowth of proteobacteria; potentially lessening the likelihood of CDI recurrence or new infection by MDR Gram-negative bacteria (Garey, et. al., Late-Breaker Presentation, Ibezapolstat Clinical Update, 8th Annual International C. Diff. Virtual Conference, November 14, 2020).

Prior to conducting the Phase 2a clinical trial, we successfully completed a Phase 1 clinical trial of ibezapolstat for the oral treatment of CDI (the “Phase 1 Trial”). The Phase 1 Trial, conducted in the U.S., was a double-blind, placebo- controlled study to determine safety, tolerability, pharmacokinetics (“PK”) and fecal concentrations of ibezapolstat in 62 healthy volunteers. It was conducted in two parts; first, single ascending doses were administered to four cohorts of eight subjects each, and second, multiple ascending doses were administered that simulate the anticipated clinical treatment regimen. Safety information was analyzed through assessment of adverse events and other standard safety measures, while concentrations of ibezapolstat were determined in both blood and the feces, the latter being the critical site of drug delivery for treating CDI. In addition, the laboratory of Dr. Kevin Garey at the University of Houston performed state-of-the-art microbiomic testing of gastrointestinal flora in trial subjects as compared with vancomycin, the standard of care for the treatment of patients with CDI, which testing was the first of its kind in Phase 1 clinical trials for CDI.

Data from the case report forms completed by the principal investigators of the Phase I Trial showed that single and multiple ascending doses of ibezapolstat demonstrated a safety signal similar to placebo according to the principal investigators as evidenced by the case report forms. There were no safety signals reported on the case report forms related to physical examination or vital signs (blood pressure, pulse or oral temperature) in any part of the study. No significant abnormalities developed in the 12-lead electrocardiogram traces for any subject at any dose given according to the data reported by the principal investigators in the case report forms. No changes were observed in serum biochemistry or hematological blood evaluations. No dose-dependent increase in adverse events, (each, an “AE”) was reported, and no serious AEs were observed. The proportion of ibezapolstat-dosed subjects with an AE was similar to placebo at each dosing level. All AEs were considered mild or moderate and none required a change in therapy or intervention.

Systemic exposure following oral dosing was very low and no accumulation occurred after ten days of repeated dosing. In addition, oral dosing of ibezapolstat resulted in rapid and sustained fecal concentrations that are approximately 2,500 times the minimum inhibitory concentration of ibezapolstat required to kill the CDI bacteria in the colon at the site of the infection. Comparative microbiome analysis versus vancomycin demonstrated a two to three log favorable difference in the reduction of the predominantly healthy bacteria in the gut microbiome. Free concentrations of ibezapolstat were found to be high enough to kill C. difficile but too low to kill healthy bacteria like Bacteroides & Firmicutes which constitute approximately 90% of healthy microbiome in the judgment of our scientific advisors. Upon review of the final Phase 1 Trial data, our medical and scientific advisors suggested these data supported advancing ibezapolstat into a Phase 2 clinical trial at doses up to 450 mg, twice daily, for 10 days of treatment, as described above. We believe that ibezapolstat is the only clinical-stage compound currently known to target C. difficile by acting specifically on Pol IIIC.

We have worked closely with the FDA to obtain our investigational new drug application (“IND”), and to obtain FDA fast track designation as well as designation of ibezapolstat as a qualified infectious disease product (“QIDP”), which provides incentives through the Generating Antibiotic Incentives Now Act (the “GAIN Act”) including FDA priority review for the first application submitted for the QIDP, fast track designation eligibility and extension of statutory exclusivity periods in the U.S. for an additional 5 years upon FDA marketing approval of the product to treat patients with CDI.

Ibezapolstat originally was sponsored by GLSynthesis Inc., which completed several pre-clinical studies, developed the current manufacturing process and filed for several of the patents that have been granted to date. We acquired worldwide rights to manufacture, develop and commercialize ibezapolstat from GLSynthesis Inc. on February 5, 2018, pursuant to an asset purchase agreement executed by the parties on that date. At closing, we paid GLSynthesis $110,174 in cash and 100,000 Class B Membership Interests. We are also required to pay up to $700,000 in success-based clinical milestone payments to GLSynthesis, including a payment of $500,000 upon the successful completion of two phase 3 clinical trials and a royalty of 4% on net sales of ibezapolstat throughout the duration of the patent period, which currently extends to September 2030.

As of the date of this Form 10-K, of the $700,000 of potential milestone payments, we have paid to GLSynthesis a total of $50,000, including $25,000 paid upon receipt of a “safe to proceed” notification from FDA relating to the commencement of clinical trials (December 2018) and $25,000 paid upon the successful completion of clinical trial drug supply suitable to support our Phase 1 clinical trial (December 2018). The patent jurisdictions of the acquired patents include the U.S., European Union, Japan and Canada.

About QIDP and Fast Track Designations

The GAIN Act, which was enacted as part of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) in 2012, created incentives for the development of novel antibiotic and antifungal products intended to treat serious and life-threatening infections. The GAIN Act amended the federal Food, Drug, and Cosmetic Act to add a designation for QIDPs. A QIDP is defined as “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or infectious pathogens, or (2) qualifying pathogens listed under” 21 C.F.R. § 317.2. The primary incentive for developing a QIDP is a five-year exclusivity extension for the relevant antibiotic or antifungal indications of the QIDP, but the designation also offers FDA priority review for the first application submitted for the QIDP and eligibility for fast track designation.

FDA’s fast track designation is a process designed to facilitate the development and expedite the regulatory pathway of new drugs to treat serious or life-threatening conditions and that fill a high unmet medical need. To be eligible for a fast track designation, the FDA must determine, based on the request of a sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the new drug application (“NDA”) for a fast track product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation may be withdrawn by the sponsor or rescinded by the FDA if the designation is no longer supported by data emerging from the clinical trial process.

Based upon advice from our scientific advisors, we believe ACX-375C, our second antibiotic candidate currently in pre-clinical development, will also be eligible for FDA’s QIDP and fast track designations. This advice is supported by the “qualifying” criteria for a QIDP listed in GAIN Act legislation of 2012 enacted as part of the FDASIA. A QIDP is defined as “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by qualifying pathogens listed under 21 C.F.R. § 317.2 which include bacterial pathogens against which ACX-375C has demonstrated microbiological activity namely, methicillin-resistant Staphylococcus aureus and vancomycin-resistant enterococcus. These bacteria are generally causative of serious or life-threatening infections, including, but not limited to, acute bacterial skin and skin structure infections, community acquired pneumonia, blood stream infections, hospital acquired bacterial pneumonia and ventilator acquired bacterial pneumonia, which are planned to be studied in future clinical trials at the appropriate time in product development.

Mechanism of Action

DNA Pol IIIC has proved essential for replicative DNA synthesis in aerobic, low G-C Gram-positive bacteria, i.e. those with a low guanine-cytosine (G-C) ratio relative to their adenine-thymine (A-T) ratio. Pol IIIC-specific genes of several such Gram-positive bacteria have been cloned and expressed, and the DNA Pol IIIC enzymes appear to share a unique capacity to be inhibited by 6-anilinouracils (AU), 2-phenylguanines (PG) and related compounds which are analogs of 2 ‘-deoxyguanosine 5’ -triphosphate (dGTP).

The hypothesis supporting further development of ibezapolstat is that dGTP analog compounds bind to Pol IIIC via a “base-pairing domain” and an enzyme-specific “aryl domain” (Figure 1). Through its base-pairing domain, which mimics that of guanine, the dGTP analog base pairs with an un-apposed template cytosine just distal to the DNA primer terminus. Simultaneously, the aryl domain binds an aryl-specific “receptor” near the POL IIIC enzyme’s dNTP binding site, causing the formation of an inactive ternary complex of inhibitor (dGTP analog), DNA and Pol IIIC (Figure 2).

Following the ternary binding hypothesis described above, Torti et al. (2011) reported that ibezapolstat (362E) inhibited purified Pol IIIC derived from C. difficile (Ki 0.325 µM) and from Bacillus subtilis (Ki 0.34 µM) in in vitro resting. C. difficile has a single circular chromosome and one origin of replication (oriC) from which DNA replication begins in a bi-directional fashion (Figure 3A). Using marker frequency analysis, the abundance of the oriC proximal genes relative to the terminus (terC) proximal genes can be determined. C. difficile treated with 4 µg/mL of ibezapolstat (362E) demonstrated an 8-16-fold increased oriC:terC ratio, which would be expected for inhibition of DNA replication (Figure 3B).

Figure 3. (A) Bi-directional replication of prokaryotes. (B) Marker Frequency Analysis of subinhibitory effects of PolC inhibitor ibezapolstat (362E) compared to the antibiotic Chloramphenicol (Cm).

Leiden University Medical Center/Health Holland Research Project

In August 2021, Health Holland awarded a grant of approximately $500,000 USD to Leiden University Medical Center (“LUMC”) to further study the mechanism of action of pol IIIC inhibitors in a consortium partnership with our

Company (the “Health Holland Research Project”). This innovative research project entitled “Bad bugs, new drugs: Elucidation of the Structure of DNA Polymerase C (PolC) of Multidrug Resistant Bacteria in Complex with Novel Classes of Antimicrobials (POLSTOP2)” will study 3-dimensional structures of DNA polymerases and their binding interactions with our inhibitors. The antibacterial molecular target of our pipeline of novel DNA pol IIIC inhibitors has been clinically validated by ibezapolstat’s recent completion of a Phase 2a trial in patients with CDI. The Health Holland Research Project is intended to accelerate lead product candidate selection for our ACX-375 program for systemic treatment against multidrug resistant bacteria such as methicillin resistant Staphylococcus aureus (MRSA), vancomycin resistant Enterococci (VRE) and Drug-Resistant Streptococcus Pneumoniae (DRSP) and for other WHO, CDC and FDA high-priority, drug-resistant Gram-positive pathogens where new classes of antibiotics are needed. This project was initiated by LUMC in September 2021 and emerging data are expected to contribute to the ACX-375C program development.

Pre-Clinical Studies

All IND-enabling preclinical studies for ibezapolstat have been completed, including FDA-required toxicology, pharmacokinetics and in vitro microbiology studies and in vivo animal models. Highlights from these studies are included below:

Toxicology

Genetic Toxicology Studies:

●	Ames test: Negative
●	Mouse Lymphoma Assay: Negative
●	Micronucleus assay: Negative

Cardiovascular Safety:

●	hERG Assay: The IC50 observed represents an adequate safety margin
●	Cardiovascular safety studies in telemetered dogs showed no significant CV risk

14-day Toxicology Studies:

●	Rat: No effect on clinical observations, body weight, ophthalmology, hematology, clinical chemistry, urinalysis, micronucleus, gross necropsy, and microscopic endpoints; the no observed adverse effect level (“NOAEL”), is considered to be approximately 1000 mg/kg via oral administration
●	Dog: Emesis and diarrhea were observed in the high dose groups, which are considered test article-related; No drug-related effects were observed for body weights, food consumption, ophthalmology, clinical pathology, organ weight, gross necropsy and microscopic evaluations; the NOAEL is approximately 200 mg/kg/day following 14 days oral administration

Pharmacokinetics

Administration in male rats of a 5 mg/kg IV bolus dose of a salt form of GLS362E showed rapid systemic clearance and a short terminal half-life (0.34 hours). Plasma concentrations were BQL (<0.5ng/mL) at three to four hours post-dose. All oral dosing of GLS362E, now known as ibezapolstat, did not use the salt form, only the parent molecule since the salt form is not necessary for oral dosing. Administration in male rats of a single 50mg/kg oral dose of ibezapolstat in a suspension formulation, Cmax was 119ng/mL and was observed at 15 minutes post-dose. Plasma levels declined with an apparent terminal half — life of 3.82 hours and were still quantifiable at 24 hours post-dose. Oral bioavailability in male rats was 8.6%. Ibezapolstat excretion in feces was much greater than urinary excretion, consistent with incomplete oral bioavailability. After administration in male rats of a single 50 mg/kg oral dose of ibezapolstat in a suspension formulation, concentrations in the GI mucosa of all regions of the gastrointestinal tract were >10µg/mL at four hours post-dose, and >10 µg/mL at ten hours post-dose for ileum, cecum, colon and rectum. Fecal concentrations after oral dosing were approximately 100 to 200 mcg/mL.

In vitro Microbiology

Several in vitro susceptibility tests have been completed. Below is a summary data table showing MIC values for 22 C. difficile strains, conducted in triplicate, with the testing conducted by the R.M. Alden Laboratory in California and the isolates obtained from the same. The table below shows that the activity of GLS362E was similar to that of vancomycin and metronidazole.

22 C. difficile isolate MIC testing (µ g/mL), Median values Testing Conducted at R.M. Alden Labs in California

Drug	MIC range	MIC50	MIC90
Ibezapolstat	1 – 4	2	4
Vancomycin	1 – 8	1	4
Metronidazole	0.25 – 4	1	4

Data in the table below show that ibezapolstat was not active against two Bifidobacterium species or Eubacterium lentum at 32 µg/mL, the highest concentration tested. Activity was observed for lactobacilli and Clostridium perfringens. Most importantly, ibezapolstat was active against ten clinical isolates of C. difficile with an MIC range of 0.5 – 4 µg/mL, MIC50 of 2 µg/mL, and an MIC90 of 4 µg/mL. Since the Pol IIIC target enzyme is present in only a narrow spectrum of Gram-positive organisms, minimal disruption of gut flora is anticipated. This is supported by the data in the table below, which shows that representative specimens of other gut bacteria — lactobacillus, bifidobacterium, and eubacterium — are not susceptible to ibezapolstat.

Study Report GLS001: Agar Dilution MIC (µ g/mL) Testing Conducted at Micromyx, 2010.

Organism	Micromyx Number	362E	Metronidazole
Bifidobacterium brevi	3967 (ATCC(1) 15698)	>32	2
Bifidobacterium longum	3968 (ATCC 15707)	>32	4
Lactobacillus casei	1722 (ATCC 393)	16	>32
Lactobacillus acidophilus	0681	4	>32
Eubacterium lentum	1274 (ATCC 43055)	>32	0.25
Clostridium perfringens	3414	16	1
Clostridium difficile	3579	4	0.25
	3580	2	0.25
	3581	2	0.5
	3582	4	0.5
	3584	1	0.25
	3585	2	0.25
	3587	2	0.5

Study Report GLS001: Agar Dilution MIC (µ g/mL) Testing Conducted at Micromyx, 2010.

Organism	Micromyx Number	362E	Metronidazole
	3588	0.5	0.25
	3589	2	1
Quality Control Strains
Clostridium difficile	4381 (ATCC 700057)	1	0.25 (0.12 – 0.5)(2)
Bacteroides fragilis	0123 (ATCC 25285)	>32	0.25 (0.25 – 1)
(1)	American Type Culture Collection
(2)	Quality control range

Additional testing has shown that ibezapolstat is highly potent against 98 strains of recent clinical isolates of C. difficile in the U.S., with an MIC50 of 2 µg/mL and an MIC90 of 4 µg/mL, as shown in the table below. Similar recent testing of 364 European isolates showed identical MIC values.

	362E	MTZ	VAN	FDX
MIC range:	0.5 – 8	0.25 – >32	0.5 – 16	0.03 – > 8
MIC50:	2	0.5	1	0.5
MIC90:	4	4	4	2

Abbreviations: MTZ=metronidazole; VAN=vancomyein; FDX=fidaxomicin.

The in vitro activity of ibezapolstat was tested in June 2019 by conducting minimum inhibitory concentration (MIC) testing against 104 C. difficile clinical isolates, including those with important ribotypes. Fidaxomicin, vancomycin, and metronidazole were used as comparators. When ibezapolstat achieved the ≥99.9% bacterial kill (i.e., 3-log reduction in bacterial numbers), it met the Clinical Laboratory Standards Institute (“CLSI”) criteria for bactericidal activity which is accepted by FDA. This represents a laboratory measure of antibacterial potency but does not translate directly into human efficacy which can only be established in clinical trials.

Results indicated that the activity of ibezapolstat was similar to that of the comparators evaluated, with a narrow MIC range against 104 C. difficile clinical isolates, of which ~30% were of different ribotypes and another 30% were toxigenic. In addition, 4 isolates of the epidemic strain ribotypes 027 and 078 demonstrated ACX-362E sensitivities similar to those of other ribotypes. In Vitro Activity (in μg/mL) of ACX-362E (ibezapolstat) and Comparators against 104 C. difficile Clinical Isolates.

In Vitro Activity (in µg/mL) of ACX-362E (ibezapolstat) and Comparators against 104 C. difficile Clinical Isolates

	ACX-362E
	(ibezapolstat)	MTZ	VAN	FDX
MIC range:	1 – 8	0.25 – 16	0.5 – 4	0.015 – 1
MIC50:	4	0.5	1	0.12
MIC90:	4	1	2	0.25

Abbreviations: FDX=fidaxomicin; MIC=minimum inhibitory concentration; MTZ=metronidazole; VAN=vancomycin.

Overall, the results of this study indicated that the activity of ibezapolstat was similar to that of the comparators evaluated in this study. With a narrow MIC range against 104 C. difficile clinical isolates, approximately 30% were of different ribotypes and another 30% were toxigenic.

In July 2019 the bactericidal activity of ibezapolstat was evaluated by first determining the MIC and then the minimum bactericidal concentration (MBC) against 3 C. difficile isolates; vancomycin and metronidazole were used as comparators in these assays. In a second measure of bactericidal activity, the time-kill kinetics of ibezapolstat was assessed in comparison to vancomycin and metronidazole against the same 3 C. difficile isolates.

Against two of the three isolates, ibezapolstat had MBC:MIC ratios of 1 to 4 across replicates indicating bactericidal activity. For the remaining isolate, MBC:MIC ratios of 2 to >8 were observed although in instances where the ratio was >8, counts indicated >2-log10 killing at or near the MIC. When the time-kill kinetics (or the result of a microbiological laboratory study of antimicrobial activity of a compound over time) of ibezapolstat were evaluated against C. difficile MMX 5680 and BAA-1382, bactericidal activity was observed at the two later time points and at all three evaluated doses (MMX 5680) or the two highest doses (BAA-1382). Against C. difficile isolate BAA-1875, ibezapolstat did not demonstrate the ≥3 log10 CFU/mL killing required for bactericidal activity, but bacterial levels were reduced by >2 log10 CFU at the 24- and 48-hour time points at 16X and 32X the MIC. In the case of metronidazole and vancomycin, the highest MIC value recorded from the triplicate testing was used to calculate 8X, 16X, and 32X the MIC for the time kill study.

Activity of ibezapolstat and Comparators against C. difficile Isolates

				ACX-362E
				(ibezapolstat)		Metronidazole		Vancomycin
Organism	Isolate No.	Type	Replicate	MIC	MBC	MIC	MBC	MIC	MBC
C. difficile	MMX 5680	Ribotype 027	A	1	1	2	2	0.5	0.5
			B	1	1	4	4	0.5	0.5
			C	1	2	2	2	0.25	0.25
	BAA- 1382	Ribotype 012	A	1	4	0.5	0.5	1	2
			B	1	2	0.5	1	1	1
			C	1	2	1	1	1	2
	BAA- 1875	Ribotype 078	A	1	>8*	0.5	1	0.25	0.5
			B	1	2	1	1	0.5	0.5
			C	1	>8*	0.5	0.5	0.5	0.5

Abbreviations: MIC=minimum inhibitory concentration; MBC=minimum bactericidal concentration.

*	Counts only slightly exceeded the rejection values for 3-log killing (indicating that 3-log killing was nearly achieved).

Nonclinical data indicate that ibezapolstat demonstrates reproducible and consistent in vitro potency against C. difficile and is comparable to vancomycin in the standard and predictive Syrian Golden Hamster model of CDI. The nonclinical data also indicate that ibezapolstat may be active against C. difficile in the human colon, and in fact, ibezapolstat concentrations reached approximately 2,500-fold greater than the MIC needed to kill the C. difficile in this Phase 1 first-in-man clinical trial.

In vivo Efficacy Animal Models

GLS-362E (and GLS-359E) were studied in vivo in the golden Syrian hamster model of C. difficile-induced colitis. Both compounds had low GI absorption (<5% of an oral dose of 75 mg/kg was absorbed) and low toxicity (up to 1,000 mg/kg in hamsters). In the in vivo model, hamsters are first treated subcutaneously with clindamycin, followed 24 h later with ~107 CFU of C. difficile spores administered orally; therapy was initiated ~17 hours post-infection. Initial experiments evaluated the efficacy of the two compounds in this model (Dvoskin, et al, 2012, AAC) with studies designed to optimize the dose and length of therapy. In experiment 1 (shown in Table 2, below), treatment was given twice daily for three days with either vancomycin (50 mg/kg),

GLS-359E or GLS-362E (GLS-359E and GLS-362E dosed at 50, 25, 12.5, or 6.25 mg/kg), with survivorship followed through 120 hours. 362E was found to be more efficacious at lower doses than GLS-359E: 6.25 mg/kg of 362E was superior to an equivalent dose of GLS-359E (P<0.001). For this reason, GLS-362E was profiled further.

Subsequent experiments extended the length of therapy for GLS-362E to 7 or 14 days because in the experiment shown in Table 2 it was observed that survival was not maintained beyond five days after the end of treatment in any group; studies were then designed to evaluate recurrence rates. Table 2 displays (below, from Dvoskin, et. al, 2012, AAC) twice-daily treatment for three days with either GLS-362E (50 mg/kg) or vancomycin (50 mg/kg), 67% of treated animals died. When treatment with GLS-362E is extended to 7 or 14 days, survival increased to 60 and 100%, respectively. Upon necropsy, the intestinal contents of surviving hamsters were negative for toxin A and/or B whereas those for animals that had died were positive. The results for the 3-day dosing shown in Table 2 above were from additional studies. Other studies conducted by Dvoskin et al. evaluated GLS-362E efficacy/recurrence rates in the hamster model at lower doses: after 14 days of dosing (100% survival for all groups at 25, 12.5 and 6.25 mg/kg out to 36 days; negative for A/B toxins): after 10 days of dosing at 10 mg/kg, GLS-362E treatment resulted in 86% survival on Day 36 post-infection, compared to vancomycin treatment’s 43% survival at the same dose (see graph and table below) and animals that died with C. difficile disease symptoms tested positive for A/B toxin, whereas the surviving animals did not.

Hamster Efficacy vs C. difficile infection**

	Survivors acute	Survivors with no recurrent
Drug	infection/total animals	infection /total animals
GLS362	7/7	6/7
(ibezapolstat)
vancomycin	7/7	3/7
**	Animals were infected and treated orally with 2x10mg/kg/day of the indicated drug for 10 days; acute responses were determined during the treatment and recurrent infections after 36 days.

C. difficile Infection Overview

Clostridioides difficile infection (“CDI”) is a bacterial infection of the colon that produces toxins causing inflammation of the colon and severe diarrhea. CDI can also result in more serious disease complications, including pseudomembranous colitis, bowel perforation, toxic megacolon and sepsis. CDI represents a serious healthcare issue in hospitals, long-term care homes and, increasingly, in the wider community. We estimate that there are over one million cases of CDI each year in the U.S. and Europe, based on an epidemiology report on CDI that was published in 2015 by Decision Resources, a healthcare research and consulting company. In addition, CDI is responsible for approximately 29,000 deaths per year in the U.S., according to a study published in the New England Journal of Medicine in 2015. A separate study published in 2018 in Clinical Microbiology and Infection, a peer reviewed journal published by the European Society of Clinical Microbiology and Infectious Diseases, indicated that CDI may be underdiagnosed in approximately 25% of cases. A study published in The Journal of Hospital Infection, a peer reviewed journal published by the Healthcare Infection Society, reported that CDI is two to four times more common than hospital associated infections caused by methicillin-resistant Staphylococcus aureus, a bacterium frequently associated with such infections. The Healthcare Cost and Utilization Project, a family of databases developed through a federal-state-industry partnership sponsored by the Agency for Healthcare Research and Quality of the U.S. Department of Health and Human Services, reported an approximate three and one-half-fold increase in hospital stays associated with CDI between 2000 and 2008. The economic impact of CDI is significant. A study published in 2012 in Clinical Infectious Diseases estimated that acute care costs for CDI total $4.8 billion per year in the U.S. alone. According to the 2017 Update (published February 2018) of the Clinical Practice Guidelines for C. difficile Infection by the Infectious Diseases Society of America (IDSA) and Society or Healthcare Epidemiology of America (SHEA), CDI remains a significant medical problem in hospitals, in long-term care facilities and in the community. C. difficile is one of the most common causes of health care-associated infections in U.S. hospitals (Lessa, et al, 2015, New England Journal of Medicine). Recent estimates suggest C. difficile approaches 500,000 infections annually in the U.S. and is associated with approximately 20,000 deaths annually. (Guh, 2020, New England Journal of Medicine). Based on internal estimates, the recurrence rate of two of the three antibiotics currently used to treat CDI is between 20% and 40% among approximately 150,000 patients treated. We believe the annual incidence of CDI in the U.S. approaches 600,000 infections and a mortality rate of approximately 9.3%. There are an additional six million patients in the U.S. per year with other Gram+ infections, such as Staphylococcus, Streptococcus or Enterococcal, with approximately 300,000 patients treated for such infections.

CDI originates from a bacterium known as Clostridium difficile, or Clostridioides difficile, or C. difficile.

C. difficile can be a harmless resident of the gastrointestinal tract. The complex community of microorganisms that make up the natural gut flora usually moderates levels and pathogenicity of C. difficile. The natural gut flora is an essential part of the normal function of the gastrointestinal tract and also has wide implications to human health, such as the proper function of the immune system. CDI typically develops following the use of broad-spectrum antibiotic agents that can cause widespread damage to the natural gut flora and allow overgrowth of C. difficile. Hypervirulent C. difficile strains have also emerged and are frequently associated with more severe disease. In the U.S., the hypervirulent strain, ribotype 027, accounts for approximately one-third of all CDI cases.

An important clinical issue with CDI is disease recurrence. This is in contrast to other bacterial threats for which drug resistance is the principal concern. According to an article published in 2012 in the peer reviewed journal Clinical Microbiology and Infection, 20% to 40% of patients with CDI suffer a second episode of the infection. The risk of further recurrence rises to 65% after a patient suffers a third episode of CDI. In addition, each episode of recurrent disease is associated with greater disease severity and higher mortality rates. Recurrent disease is associated with an increased burden on the healthcare system.

In 2013, and again in a 2019 Update, the CDC highlighted C. difficile as one of five pathogens that pose an immediate public health threat and require urgent and aggressive action. In 2012, the GAIN Act provisions became law along with the rest of FDASIA. The goal of the GAIN Act is to encourage the development of new antibiotics that treat specific pathogens, including C. difficile, which cause serious and life-threatening infections. Since the GAIN Act was adopted, there have been two antibiotic candidates developed for CDI that have been granted QIDP status under the GAIN Act, one of which was approved by the FDA in 2011. See “Current CDI Antibiotic Treatments” below.

Current CDI Antibiotic Treatments

Current treatment options for CDI are limited. The current standard-of-care for CDI is treatment with vancomycin or off label use of metronidazole, both of which are broad-spectrum antibiotics. Although these antibiotics reduce levels of C. difficile, both also cause significant collateral damage to the gut flora as a result of their broad spectrum of activity. This collateral damage to the gut flora leaves patients vulnerable to recurrent CDI. A review published in 2012 in the peer reviewed journal International Journal of Antimicrobial Agents reported recurrence rates of 24.0% for vancomycin and 27.1% for metronidazole. Metronidazole is frequently used in mild or moderate cases of CDI and has been associated with a number of side effects. The 2017 Update (published February 2018) of the Clinical Practice Guidelines for C. difficile Infection by the Infectious Diseases Society of America (IDSA) and Society of Healthcare Epidemiology of America (SHEA) provides a recommendation for clinicians to prescribe either vancomycin or fidaxomicin over metronidazole for an initial episode of CDI.

Fidaxomicin (Dificid) is an antibiotic approved to treat patients with CDI in the U.S. and the European Union, but it has not been shown to be superior to vancomycin in the treatment of patients with the hypervirulent strain ribotype 027. Fidaxomicin (Dificid) was approved by FDA in 2011. In July 2013, Optimer Pharmaceuticals, Inc., the sponsor of the fidaxomicin program, was sold to Cubist Pharmaceuticals for $535 million plus up to $266 million in contingent value right (“CVR”) payments post-closing. Fidaxomicin was the first antibacterial drug the FDA approved in more than 30 years to treat CDI.

Summit Therapeutics has a clinical stage antibiotic, ridinilazole, and in January 2019 had opened enrollment of two Phase 3 clinical trials to treat patients with CDI. In December 2021, Summit Therapeutics announced that ridinilazole had failed to achieve the primary endpoint in the Phase 3 clinical trials and is considering its strategy forward, if any, for ridinilazole based upon the entirety of the trial data when it becomes available. The ridinilazole Phase 3 program included two randomized trials testing efficacy in CDI versus vancomycin as the positive control. The trials appeared to be identical in design and plan to enroll 680 patients each. Prior to failing to achieve the primary endpoint in its Phase 3 clinical trials, in the fourth quarter of 2021, Summit Therapeutics announced that the FDA had rejected Summit’s request to change the endpoint in the then ongoing Phase 3 clinical trials. Ridinilazole is an orally administered small molecule antibiotic designed to selectively target C. difficile bacteria without causing collateral damage to the gut flora and thereby reduce CDI recurrence rates. Prior to failing in its Phase 3 clinical trial, ridinilazole completed two Phase 2 clinical trials successfully meeting or exceeding its primary efficacy endpoints.

Despite the approval of fidaxomicin to treat CDI, the CDC continues to cite it as an urgent need for new antibiotics.

Clinical Strategy

Based on advice from our medical and scientific consultants and advisors, we believe we will need to conduct one Phase 2 clinical trial prior to conducting one or two large Phase 3 clinical trials in order to file a new drug application with the FDA for the oral use of ibezapolstat to treat patients with CDI. The trial design and anticipated size of the required clinical trials is as follows:

Phase 1 Clinical Trial: Data reported in August 2019.

The Phase 1 clinical trial design was a randomized, double-blind, placebo-controlled, single and multiple ascending dose trial to determine the safety, pharmacokinetics and fecal microbiological effects of ibezapolstat administered orally to 62 healthy adults 18 years of age or older. For the single-dose ascending portion of the trial, the objectives were to evaluate the safety and determine the pharmacokinetics and systemic exposure of single doses as well as the effects of food on PK. The multiple ascending dose portion of the trial evaluated the safety, PK and fecal concentrations of repeated doses as well as evaluate the effects of ibezapolstat on characteristics of the gut microbiome in comparison to the current standard of care treatment antibiotic, oral vancomycin. We successfully completed the Phase 1 clinical trial in August 2019 and the data supported advancing to Phase 2 according to our medical and scientific advisors. Blood levels of ibezapolstat show low systemic exposure, as predicted by previously conducted animal studies and are desirable in treating CDI, and fecal concentrations of ibezapolstat were 2 to 3 orders of magnitude above the level required to kill CDI bacteria at the site of the infection.

Phase 2 Clinical Trial.

The Phase 2 clinical trial design is structured as a randomized, controlled Phase 2 trial of the efficacy and safety of ibezapolstat compared to vancomycin in the treatment of CDI in a total of up to 84 evaluable patients (Phase 2a; up to 20 patients; Phase 2b; 64 patients). Phase 2a was designed to enroll up to 20 patients with a data review planned by a Trial Oversight Committee after 10 patients completed the trial.

Based upon the recommendation of the SAB, in August 2020, we terminated enrollment in Phase 2a early and advanced to Phase 2b in December 2021. The SAB unanimously supported the early termination of the Phase 2a trial after 10 patients were enrolled in the trial instead of 20 patients as originally planned. The early termination was further based on the evidence of meeting the treatment goals of eliminating the infection with an acceptable adverse event profile.

The SAB noted that 10 out of 10 patients enrolled in the Phase 2a trial reached the Clinical Cure endpoint, defined in the study protocol as the resolution of diarrhea in the 24-hour period immediately before the end-of-treatment that is maintained for 48 hours after end of treatment. Such cure was sustained, meaning that the patients showed no sign of infection recurrence, for 30 days thereafter. This constitutes a 100% response rate for the primary and secondary endpoints of the trial. All 10 patients enrolled in the Phase 2a trial met the study’s primary and secondary efficacy endpoints, namely, Clinical Cure at end of treatment and Sustained Clinical Cure of no recurrence of CDI at the 28-day follow-up visit. No treatment-related serious adverse events were reported by the investigators who enrolled patients in the trial. We believe these results represent the first-ever clinical data showing Pol IIIC has potential as a therapeutically-relevant antibacterial target. The Phase 2b portion of the Phase 2 clinical trial is designed as a 64-patient vancomycin- controlled, non-inferiority designed efficacy study. 32 of the patients will receive 450mg of ibezapolstat twice per day, and 32 of the patients will receive 125mg of vancomycin four times per day. Both groups of patients will receive this treatment for 10 days. Phase 2b began enrollment on December 3, 2021. In the event non-inferiority of ibezapolstat to vancomycin is demonstrated, further analysis will be conducted to test for superiority.

The SAB is comprised of seven scientists and clinicians who have significant expertise in the scientific disciplines required for the research and development of antibiotics. The members of the SAB serve at the pleasure of management, are paid in cash on an hourly basis for their services and do not receive equity compensation. Generally, the SAB is consulted by management during the process of designing our preclinical and clinical trials as well as in the process of analyzing data generated from these trials, although the SAB’s services are not limited to such activities.

Phase 3 Clinical Trial(s).

We intend to meet with the FDA after completing the Phase 2B clinical trial to finalize the size and scope of the Phase 3 clinical trial program. Regulatory precedent indicates that two Phase 3 trials of approximately 400 patients each would need to be conducted.

Regulatory Status

The regulatory timeline for a newly proposed product can take eight to ten years from pre-clinical studies through marketing approval. However, we inherited the manufacturing and pre-clinical data generated by the prior sponsor of our lead product candidate which we believe will reduce the timeline for regulatory approval by two to three years.

We have worked closely with the FDA to obtain our IND, and to obtain FDA fast track designation as well as designation of ibezapolstat as a QIDP, which provides incentives through the GAIN Act including FDA priority review for the first application submitted for the QIDP, fast-track designation eligibility and extension of statutory exclusivity periods in the U.S. for an additional five years upon FDA approval of the product for the treatment of CDI.

Government Regulation

The research, development, testing, manufacture, quality control, approval, labeling, packaging, storage, record-keeping, promotion, advertising, distribution, marketing, among other things, of drug products are extensively regulated by governmental authorities in the U.S. and other countries. The processes for obtaining regulatory approvals in the U.S. and in foreign countries and jurisdictions, along with subsequent compliance with applicable statutes and regulations and other regulatory requirements, require the expenditure of substantial time and financial resources.

U.S. Government regulation of drug products

In the U.S., the FDA regulates human drugs under the FDCA, and its implementing regulations. Failure to comply with the applicable U.S. requirements may subject an applicant to administrative or judicial sanctions, such as FDA refusal to approve pending NDAs, or the agency’s issuance of warning letters, or the imposition of fines, civil penalties, product recalls, product seizures, total or partial suspension of production or distribution, injunctions and/or criminal prosecution brought by the FDA and the U.S. Department of Justice or other governmental entities.

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practices (“GLP”), regulations or other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”), or ethics committee at each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice regulations and standards (“GCP”), and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	submission to the FDA of an NDA for marketing approval, including payment of application user fees;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice regulations (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	potential FDA audit of the clinical trial sites to assure compliance with GCP and the integrity of the clinical data submitted in support of the NDA; and
●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, where appropriate or if applicable, prior to any commercial marketing or sale of the product in the United States.

Before testing any drug product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans, and must become effective before human clinical trials may begin.

Preclinical studies include laboratory evaluation of product chemistry and formulation, as well as in vitro and animal studies, to assess the potential for adverse events and in some cases to establish a rationale for therapeutic use. The conduct of preclinical studies is subject to federal regulations and requirements, including GLP regulations for safety and toxicology studies.

All clinical trials must be conducted under the supervision of qualified investigators and in accordance with protocols detailing the objectives of the study, the parameters to be used in monitoring the safety and effectiveness criteria to be evaluated. Each protocol must be submitted to the FDA as part of the IND and each study subject must sign an informed consent form before participating in a clinical trial. An IND automatically becomes effective 30 days after receipt by the FDA, unless before that time the FDA raises concerns or questions related to one or more proposed clinical trials and places the clinical trial on a clinical hold. In such a case, the IND sponsor and the FDA must resolve any outstanding concerns before the clinical trial can begin. Clinical holds may be imposed by the FDA at any time before or during studies due to safety concerns or non-compliance.

In addition, an IRB representing each institution that is participating in the clinical trial must review and approve the plan for any clinical trial before it commences at that institution, and the IRB must thereafter conduct a continuing review and reapprove the trial at least annually.

Human clinical trials are typically conducted in three sequential phases that may overlap or be combined:

Phase 1:   The product candidate is initially introduced into healthy human subjects and tested for safety, dosage tolerance, absorption, metabolism, distribution and excretion. In the case of some products for severe or life-threatening diseases, such as cancer, especially when the product may be too inherently toxic to ethically administer to healthy volunteers, the initial human testing is often conducted in patients.

Phase 2:   This phase involves studies in a limited patient population to identify possible adverse effects and safety risks, to preliminarily evaluate the efficacy of the product for specific targeted diseases and to determine dosage tolerance and optimal dosage.

Phase 3:   Clinical trials are undertaken with an expanded patient population to further evaluate dosage, clinical efficacy and safety in an expanded patient population, often at geographically dispersed clinical study sites. These studies are intended to establish the overall risk-benefit ratio of the product candidate and provide, if appropriate, an adequate basis for product labeling. These trials may include comparisons with placebo and/or other comparator treatments. The duration of treatment is often extended to mimic the actual use of a product during marketing.

Post-approval trials, sometimes referred to as Phase 4 clinical trials, may be conducted after initial marketing approval. These trials are used to gain additional experience from the treatment of patients in the intended therapeutic indication. In certain instances, the FDA may mandate the performance of Phase 4 clinical trials as a condition of approval of an NDA.

Progress reports detailing the results of the clinical trials must be submitted at least annually to the FDA and more frequently if serious adverse events (“SAEs”) occur. The FDA or the sponsor may suspend or terminate a clinical trial at any time on various grounds, including a finding that the research subjects or patients are being exposed to an unacceptable health risk. Similarly, an IRB can suspend or terminate approval of a clinical trial at its institution if the clinical trial is not being conducted in accordance with the clinical protocol, GCP, or other IRB requirements or if the drug has been associated with unexpected serious harm to patients.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the fee for the submission of an NDA for which clinical data is substantial (for example, for fiscal year 2021 this application fee exceeds $2.8 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $300,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.

Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), for original NDAs, the FDA has ten months from the filing date in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. For an all new molecular entity (“NME”), NDAs, the ten and six-month time periods run from the filing date; for all other original applications, the ten and six-month time periods run from the submission date. Despite these review goals, it is not uncommon for FDA review of an NDA to extend beyond the goal date.

Before approving an NDA, the FDA will typically conduct a pre-approval inspection of the manufacturing facilities for the new product to determine whether the manufacturing processes and facilities comply with cGMP. The FDA will not approve the product unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. The FDA also may inspect the sponsor and one or more clinical trial sites to assure compliance with GCP requirements and the integrity of the clinical data submitted to the FDA.

The FDA reviews an NDA to determine, among other things, whether a product is safe and effective for its intended use and whether its manufacturing is cGMP-compliant to assure and preserve the product’s identity, strength, quality and purity. On the basis of the FDA’s evaluation of the NDA and accompanying information, including the results of the inspection of the manufacturing facilities, the FDA may issue either an approval letter or a Complete Response Letter (“CRL”). An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A CRL indicates that the review cycle of the application is complete and the application will not be approved in its present form and outlines the deficiencies in the submission that must be addressed for the FDA to reconsider the application. If and when those deficiencies have been addressed to the FDA’s satisfaction in a resubmission of the NDA, the FDA will issue an approval letter.

Following approval of a new product, the manufacturer and the approved product are subject to pervasive and continuing regulation by the FDA, including, among other things, monitoring and recordkeeping activities, reporting of adverse experiences with the product, product sampling and distribution restrictions, complying with promotion and advertising requirements, which include restrictions on promoting drugs for unapproved uses or patient populations (i.e., “off-label use”) and limitations on industry-sponsored scientific and educational activities. Once a drug is granted approval, the FDA may withdraw the approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in mandatory revisions to the approved labeling to add new safety information; imposition of post-market or clinical trials to assess new safety risks; or imposition of distribution or other restrictions. Other potential consequences include, among other things:

●	restrictions on the marketing or manufacturing of the product, complete withdrawal of the product from the market or product recalls;
●	fines, warning letters or other enforcement-related letters or clinical holds on post-approval clinical trials;
●	refusal of the FDA to approve pending NDAs or supplements to approved NDAs, or suspension or revocation of product approvals;
●	product seizure or detention, or refusal to permit the import or export of products;
●	injunctions or the imposition of civil or criminal penalties; and
●	consent decrees, corporate integrity agreements, debarment, or exclusion from federal health care programs; or mandated modification of promotional materials and labeling and the issuance of corrective information.

Manufacturing

Overall, management believes the manufacturing process established by the prior sponsor of our ibezapolstat development program is efficient with cost of goods sold expected to be less than 5% of a preliminary range of proposed sales price estimates.

Thus far, ibezapolstat drug substance (DS) has been manufactured successfully in both 1 kg and 9 kg batches, with 9 kg batches considered to be a commercial scale. We anticipate that the commercial batch size upon completion of the clinical development program and submission of a New Drug Application (NDA) will be 10 kg to 15 kg which in our estimation will further reduce our cost of goods sold. The 9 kg batch was sufficient to support the Phase 1 and Phase 2 clinical trial needs (Phase 2a and Phase 2b). No material issues were noted in the manufacture of either the 1 kg or 9 kg batches of ibezapolstat to date with 36-month stability very good and well within acceptable FDA standards. Additionally, we can extrapolate to 48-months stability per FDA Manufacturing Guidance in advance of a 48-month pull point to occur in the second half of 2022.

Ibezapolstat drug product (DP), 150mg capsules, have been manufactured and used in the Phase 1 and Phase 2a clinical trial and will be used in the Phase 2b clinical trial. Thirty-six months stability data on capsules show no significant changes in the key quality attributes and no discernable data trends at any of the storage conditions. A minimum of 24-months shelf-life is anticipated. Through our outside manufacturing vendors, we will continue to monitor the stability of DS and DP on an ongoing basis as we continue to advance the clinical development program.

Market Opportunity

According to the 2017 Update (published February 2018) of the Clinical Practice Guidelines for Clostridium difficile Infection in Adults and Children by the Infectious Diseases Society of America (IDSA) and Society of Healthcare Epidemiology of America (SHEA), CDI remains a significant medical problem in hospitals, in long-term care facilities and in the community. Clostridioides (formerly Clostridium) difficile, also known as C. difficile or C. diff, is one of the most common causes of health care-associated infections in U.S. hospitals (Lessa, et al, 2015, New England Journal of Medicine). Recent estimates suggest C. difficile approaches 500,000 infections annually in the U.S. and is associated with approximately 20,000 deaths. (Guh, 2020, New England Journal of Medicine). Based on internal estimates including a recurrence rate of between 20% and 40% among approximately 150,000 patients treated, we believe that the annual incidence in the U.S. approaches 600,000 infections and a mortality rate of approximately 9.3%.

Antibiotics are the gold standard to treat CDI. However, while currently marketed antibiotics achieve a relatively high initial cure rate, they can fail to eliminate C. difficile, especially drug-resistant strains, in the gut, allowing the continued growth of the bacteria. This, together with a pronounced detrimental effect on the gut microbiome, leads to recurrence in over 25% of CDI patients after therapy is stopped. A significant unmet need remains for antibiotics that can meaningfully reduce recurrence. According to our recent clinical data, we believe ibezapolstat has the potential to continue to provide a bactericidal effect combined with a low incidence of recurrence when used to treat CDI.

Antibiotics provide advantages over the use of antibodies, microbiologics, and vaccines. Antibodies are generally only administered in combination with an antibiotic. Due to high costs and the inability to use antibodies as a first-line treatment, antibodies have gained limited commercial traction and there has only been one antibody treatment for CDI approved to date. As of the date of this Form 10-K, there are currently two microbiologics in late-stage development with clinical data forthcoming. Safety is a concern with microbiologics, and this course of treatment is only recommended for patients with multiple recurrences of CDI who have failed appropriate antibiotic treatments. There are also several vaccines against C. difficile in late-stage development, but none are currently approved. A vaccine is only likely to be commercially viable as a prevention of recurrent CDI in high-risk patients, if such patients can be identified. Additionally, large numbers of patients are required for clinical trials of vaccines, which could significantly delay the clinical development process for and eventual release of any CDI vaccine products currently in development.

C. difficile has surpassed MRSA, as the leading cause of death among hospitalized patients. CDI is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria that produce toxins causing inflammation of the colon, severe diarrhea and, in the most serious cases, death. Patients typically develop CDI from the use of broad-spectrum antibiotics that disrupt normal gastrointestinal (gut) flora, thus allowing C. difficile bacteria to flourish and produce toxins. C. difficile is a spore forming bacterium, creating spores excreted in the environment of the patients that can survive for months on dry surfaces in hospital rooms such as beds and doors, and can contaminate other patients by fecal-oral transmission through the hands of healthcare workers.

We estimate that, if approved, ibezapolstat could capture over 20% of the CDI market in peak year sales based on the incidence rates noted above. At a preliminary price estimate of $3,000 to $3,500 per full course of treatment, this projects out to estimated peak year sales of approximately $500 million. The peak market penetration of 20% assumes that there will be at least three treatment options available to treat CDI in addition to ibezapolstat even though only two antibiotics are currently recommended for the treatment of CDI and only ridinilazole is in late-stage development and may or may not succeed in Phase 3 clinical trials and/or obtain FDA approval. The selling price estimate of $3,000 to $3,500 is considered by management to be conservative as it is well below the price point of fidaxomicin, the most- recent approval in treating CDI.

Management believes that this market opportunity is substantial and provides significant upside potential for those investing at this early stage of development. We believe the size of the market and relatively few treatment options available will drive our market capitalization and availability of financing alternatives as it completes Phase 2 clinical trials successfully.

In addition, we believe ibezapolstat’s profile provides an opportunity to develop significant market penetration of patients with recurrent infection following use of one of the initial-episode treatment options because of its unique mechanism of action.

Competition

The biopharmaceutical industry is characterized by rapidly advancing technologies, intense competition and a strong emphasis on proprietary products. While we believe that our technologies, knowledge, experience and scientific resources provide us with competitive advantages, we face potential competition from many different sources, including major pharmaceutical, specialty pharmaceutical and biopharmaceutical companies, academic institutions, government agencies and private and public research institutions. Any product candidates that we successfully develop and commercialize will compete with existing therapies and new therapies that may become available in the future.

Many of our competitors may have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, obtaining regulatory approvals and marketing approved products than we do. These competitors also compete with us in recruiting and retaining qualified scientific advisors and consultants as well as management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs. Other small or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with large and established companies.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain marketing approvals for their products more rapidly than we obtain approval for ours. In addition, our ability to compete in the marketplace may be affected because in some cases insurers or other third-party payors seek to encourage the use of generic products. This may have the effect of making branded products less attractive, from a cost perspective, to buyers.

The key competitive factors affecting the success of our product candidate and other potential product candidates in the future are likely to be their efficacy, safety, convenience, price and the availability of coverage and reimbursement from government and other third-party payors.

The competition for ibezapolstat include the following:

●	Several pharmaceutical companies have established themselves in the market for the treatment of CDI and several other companies are developing investigational antibiotics for the treatment of CDI. We expect these products, if approved, will compete with ibezapolstat;
●	Current antibiotic treatments for patients with CDI include broad spectrum antibiotics like vancomycin and metronidazole, both of which are available in generic form in the U.S. Generic antibiotics typically are sold at lower prices than branded antibiotics and generally are preferred by managed care providers of health services;
●	Fidaxomicin (Dificid® in the U.S., Dificlir™ in Europe) is approved for the treatment of CDI in the U.S. and Europe. Fidaxomicin was originally developed by Optimer Pharmaceuticals, Inc., which was later acquired by Cubist Pharmaceuticals, Inc. (“Cubist”). Cubist was then acquired by Merck & Co., Inc. (“Merck”);
●	Ridinilazole is a new antibiotic candidate (Summit Therapeutics) and, in January 2020, its sponsor opened enrollment in a Phase 3 clinical trial program for the treatment of CDI. In December 2021, Summit Therapeutics announced that ridinilazole had failed to achieve the primary endpoint in the Phase 3 clinical trials and is considering its strategy forward, if any, for ridinilazole based upon the entirety of the trial data when it becomes available. The ridinilazole Phase 3 program included two randomized trials testing efficacy in CDI versus vancomycin as the positive control. The trials appeared to be identical in design and planned to enroll 680 patients each. Prior to failing to achieve the primary endpoint in its Phase 3 clinical trials, in the fourth quarter of 2021, Summit Therapeutics announced that the FDA had rejected Summit’s request to change the endpoint in the then ongoing Phase 3 clinical trials. Ridinilazole is an orally administered small molecule antibiotic designed to selectively target C. difficile bacteria without causing collateral damage to the gut flora and thereby reduce CDI recurrence rates. Prior to failing in its Phase 3 clinical trial, ridinilazole completed two Phase 2 clinical trials successfully meeting or exceeding its primary efficacy end points; and
●	A number of other approaches for the treatment of CDI are in development or have been approved as follows:
●	Merck developed a monoclonal antibody, bezlotoxumab, and obtained FDA approval for it in 2016 and EMA approval in 2016. This antibody neutralizes certain toxins that are produced by C. Difficile bacteria and would be an adjunctive therapy to antibiotics.
●	Pfizer is developing PF-06425090, a three-dose recombinant vaccine designed to stimulate an antibody against the two main toxins (A and B) produced by C. difficile which cause the characteristic diarrhea and colitis.
●	Fecal biotherapy aims to recolonize the bacteria that comprise the natural gut flora and, according to the 2017 IDSA Guidelines would be used for patients with multiple recurrences of CDI who have failed to resolve their infection despite treatment attempts with antibiotic agents targeting CDI.
●	Fecal biotherapy approaches in development include SER-109, being developed by Seres Therapeutics, Inc., which is an investigational oral microbiome therapeutic for the prevention of recurrent C. difficile infection in adults with multiply recurrent CDI. The FDA has granted SER-109 both Breakthrough Therapy and Orphan Drug designations and has recently initiated a Phase 3 clinical trial.

●	RBX2660 which is being developed by Rebiotix, Inc. is a microbiome-based technology and is currently being evaluated in a Phase 3 clinical trial for the prevention of recurrent C. difficile infection.
●	CRS3123 (Crestone Inc) is a novel small molecule that selectively inhibits methionyl-tRNA synthetase of C. difficile and is reported on clinicaltrials.gov as recruiting in a Phase 2 clinical trial with a primary completion date that was targeted for December 2021 but is listed as currently ongoing on the Crestone website.
●	MGB-BP-3 (MGB Biopharma) is a novel synthetic polyamide active against Gram- positive pathogens and binds to the minor groove of DNA. MGB announced that it has completed a dose-ranging Phase 2 clinical trial.
●	No new antibiotics in clinical development have shown improvement in either initial clinical cure (“ICR”) or sustained clinical response (“SCR”) in comparison to currently marketed antibiotics. The data in the chart below constitute comparisons of data from prior clinical trials published in scientific journals for each listed antibiotic or antibiotic candidate and does not incorporate data, if any, from any control arm(s) that may be or may have been required to seek and obtain FDA approval. The data listed for ibezapolstat are from the Phase 2a clinical trial where no comparator agent was used. The only comparative data for ibezapolstat in clinical trials currently relate only to comparisons of the impact on the microbiome for ibezapolstat and vancomycin but do not compare clinical cure rates. All data presented is based on identical clinical endpoints used for ICR and SCR.

Competitive Strengths

We attribute our success to the following competitive strengths:

(i)	We have a novel mechanism of action which we believe will be highly advantageous given the continuing rate of recurrent CDI with currently available treatment options and the rising prevalence of antimicrobial resistance;
(ii)	Since ibezapolstat’s molecular structure and mechanism of action are unrelated to any other antimicrobial chemical class, its use is not expected to foster the emergence of bacteria that are resistant to other classes of antibiotics;

(iii)	The Phase 1 Trial showed highly selective activity against C. difficile bacteria with minimal disruption to the gut flora as it is poorly soluble which has been corroborated by the data from the microbiome analysis;
(iv)	The Phase 2a clinical trial data demonstrated a 100% cure rate at end of treatment and 100% sustained clinical response, in each case, in the ten patients who were enrolled and was terminated early based on the recommendation of our SAB based on the efficacy data and safety and tolerability profile;
(v)	Microbiome data from Phase 2a trial patients demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, both during and after treatment. Significantly, emerging data show an increased concentration of secondary bile acids which is known to correlate with a low risk of reinfection. Moreover, a decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids provides more scientific evidence suggesting recurrences may be very low in future trials.
(vi)	To date, ibezapolstat has shown an excellent human safety profile;
(vii)	Our designation by the FDA of Qualified Infectious Disease (QIDP) status and Fast Track designation provides significant benefits to our development of ibezapolstat. We have significant existing patent coverage in the world’s largest pharmaceutical markets (U.S., Europe, Japan and Canada) extending to September 2030 in the United States and September 2030 in foreign markets. There is also the possibility to extend those patents thereafter;
(viii)	We have a simple and low-cost process of manufacturing which is expected to yield cost of goods of less than 5% of the anticipated retail price; and
(ix)	We believe that there is a high probability that the Phase 2b trial will be successful. If the vancomycin cure rate in our Phase 2b trial is 26/32 (81%); then ibezapolstat needs to achieve a cure rate of 24/32 (75%) in the Phase 2b clinical trial to be considered non-inferior (“NI”), to vancomycin based on a “p-value” of .0344. A “p value” is a statistical probability value used by FDA and drug developers to evaluate the efficacy, in this case, of development stage antibiotic candidates and their comparability to one or more approved products. A “p value” of .0344 is within FDA standards used by drug development companies to compare an experimental product candidate, like ibezapolstat, against an existing standard-of-care.

Intellectual Property and Market Exclusivity

We have two U.S. patents (U.S. Patent Numbers 6,926,763 and 8,796,292), with claims that cover ibezapolstat that expire in May 2023 and September 2030, respectively. The most important U.S. patent in management’s view, is the composition-of-matter patent (8,796,292) which expires in September 2030. Patent Number 6,926,763 includes claims that cover disubstituted purine compounds, compositions, surface coatings, and methods of treating bacterial infection or inhibiting bacterial growth, and these claims cover ibezapolstat. Patent Number 8,796,292 includes other claims that cover other disubstituted purine compounds, compositions, and methods of inhibiting bacterial growth and these claims cover ibezapolstat. Either patent may be subject to extension subject to certain circumstances.

For ibezapolstat, we also have one composition-of-matter patent in each of Europe, Japan and Canada. All of these non-U.S. patents expire in September 2030, subject to extension under certain circumstances.

In addition, we have filed three provisional patent applications in 2021 covering methods of treating C. difficile infection and preventing recurrence as well as simultaneous promotion of microbiome health.

We believe the commercial opportunity for ibezapolstat is best protected by regulatory exclusivity in the U.S. that has been made available for new chemical entities (five years) and QIDP designated products (five years).

The FDA has granted QIDP status for the oral use of ibezapolstat to treat CDI. QIDP status is provided by the FDA under the GAIN Act and provides incentives for us as the sponsor of the ibezapolstat development program, including FDA priority review for the first application submitted for the QIDP, eligibility for “fast track” status and extension of statutory exclusivity periods in the U.S. for an additional five years upon FDA approval of ibezapolstat for the treatment of CDI. In January 2019, the FDA approved “fast track” designation for ibezapolstat for the oral treatment of CDI. Accordingly, we will have 10 years of regulatory exclusivity on the oral use of ibezapolstat to treat CDI from the date of FDA marketing approval.

We believe the patent and regulatory coverage already in place provides strong protection for the commercialization of ibezapolstat and we will continue to consider additional patent submissions as we review available pre-clinical and clinical data as it becomes available throughout the development program.

We have obtained three U.S. patents on ACX-375C, our second antibiotic program, and have a fourth U.S. patent application and foreign applications pending for ACX-375C. Our three U.S. patents on ACX-375C include composition-of-matter, surface coating, and method of use claims and, absent any patent extensions, will expire in December 2039 worldwide. We anticipate that the patent protection will be further supported by regulatory exclusivity available to new classes of antibiotics treating life-threatening infections under the GAIN Act.

Management believes that ACX-375C series lead product candidate will be QIDP and Fast-Track eligible as it is a new chemical entity and its antibacterial spectrum of activity covers bacterial pathogens included in the FD&C GAIN Act as “qualifying pathogens” for QIDP status. Accordingly, management anticipates 10 years of regulatory exclusivity from FDA approval to further secure the commercial potential of ACX-375C. We intend to file for QIDP and Fast-Track designations with the FDA at the appropriate time in the drug development process as was done in 2018 with ibezapolstat.

GAIN Exclusivity for Antibiotics

Our regulatory strategy includes targeting QIDP designation by the FDA under the GAIN Act. Congress passed the GAIN Act as part of FDASIA in 2012 to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections.

Potential External Positive Drivers in 2022 for Sector

Future external funding opportunities change over time but include the following:

PASTEUR Act.  The PASTEUR Act is legislation currently in the U.S. congress which, if approved, would provide “pull” incentives in the U.S. for developers of new classes of antibiotics that target a critical need. According to the Pasteur Act, the US Department of Health and Human Services would pay a subscription payment for eligible products of $750 million to $3 billion over a ten-year period and patients would receive the drug at no cost. In addition, HHS would provide transitional support to fund Phase 3 clinical trials and manufacturing requirements for certain innovative antimicrobial drugs.

AMR Action Fund.  The AMR Action Fund was created by the Antimicrobial Resistance Congress to generate interest to develop new classes of antibiotics to treat priority pathogens on the WHO and CDC priority pathogens list. The AMR Action Fund is funded by over 20 fully integrated worldwide pharmaceutical companies which have pledged over $1 billion to fund clinical activities of up to 15 sponsors of new classes of antibiotics to treat priority pathogens.

DISARM Act.  The DISARM Act is legislation currently in the U.S. Congress which would remove the financial disincentives now in place for prescribers of antibiotics to use novel agents possibly more efficacious than older, less effective antibiotics that are prescribed at a lower cost. Accordingly, treating physicians would have the opportunity to treat patients with infectious disease with the most effective agents thereby enhancing patient outcomes as well as reducing the cost burden on public health.

EU Pull Incentives.  Given the adoption of pull incentives for certain critical antibiotics adopted in the U.K. and under consideration in the U.S., the European Union currently is considering adopting certain pull incentives specifically to incentivize sponsors of key antibiotic development programs in the European Union. The European Union also is considering the creation and funding of a new regulatory organization similar to the Biomedical Advanced Research and Development Authority (“BARDA”), which is a division of the HHS which, among other things, is responsible to protect the U.S. against pandemic threats.

Pipeline Products

A series of novel antibacterial molecules derived from ACX-375C appear to share the same mechanism of action with ibezapolstat, i.e. they inhibit the Pol IIIC enzyme in certain Gram-positive bacterial cells including both sensitive and resistant Clostridium difficile (C. difficile), MRSA, vancomycin resistant Enterococcus, PRSP and other resistant bacteria. Further characterization and testing of these molecules is ongoing.

This diverse series of new agents which are believed to bind Pol IIIC and thereby prevent it from synthesizing new DNA, as shown below, where the gray area is the Pol IIIC enzyme and the therapeutic molecule occupies the critical binding pocket.

Compounds in this series have demonstrated potent activity against clinically important pathogens including minimum inhibitory concentration values (“MIC values”) against MRSA, VRE and PRSP of 1 – 4 µg/mL. Further characterization and testing in animal models are ongoing.

We had previously synthesized >435 novel analogs targeting Pol IIIC, which have been screened for potency (MIC) against a panel of pathogens. The table below shows the number of compounds with strong potency vs. MRSA, VRE, and both MRSA and VRE. These potential lead compounds have met the first criteria, MIC potency ≤4 µg/mL vs. key pathogens. The Lead Optimization goal is to identify and synthesize compounds with this potency while demonstrating improvements in (1) aqueous solubility, (2) plasma protein binding and (3) cytotoxicity.

Number of Pol IIIC inhibitor compounds with potent MICs vs. MRSA and/or VRE:

MIC Range	MRSA	VRE	MRSA and VRE
< 1 µg/mL	18 compounds	51 compounds	17 compounds
>1 to <2 µg/mL	65 compounds	100 compounds	61 compounds
>2 to < 4 µg/mL	74 compounds	80 compounds	21 compounds

Analogs with good MIC are tested for cytotoxicity (CC50; µg/mL) vs. mammalian cell lines Hep G2 (liver) and HEK 293t (kidney), and against primary human hepatocytes. Several compounds show significant reduction of cytotoxicity (CC50 >128 µg/mL for both cell lines) as compared to ACX-375C (CC50 =35 µg/mL). The thermodynamic solubility has been improved for numerous compounds as well.

As of the date of this Form 10-K, a number of potential lead compounds have been tested in a lethal systemic MRSA-infection mouse model vs. vancomycin and vehicle control. These data show that some of our novel compounds show superior efficacy vs. low-dose vancomycin, as demonstrated by an increase in survival rate and duration, including one new lead compound dosed orally. Additional preliminary work demonstrated good bactericidal activity for several compounds vs. MRSA and VRE, as well as significant post-antibiotic effect (“PAE”), or the suppression of bacterial growth that persists after brief exposure of organisms to antimicrobials, (PAE >5 hours) vs. VRE, but not vs. MRSA. Early lead compounds show oral bioavailability from 33 – 59% in the absence of any absorption enhancing agents. An MIC screen of a few Acurx compounds vs. recent clinical isolates demonstrates potent activity against daptomycin-, vancomycin- and linezolid resistant strains of MRSA, E. faecalis and E. faecium. Based on the novel MOA for these Pol IIIC inhibitors, we anticipate strong antibacterial activity vs. all currently resistant isolates.

We continued our efforts to further enhance the physicochemical properties and have screened an additional 38 new compounds identifying many with improved antibacterial potency. We expect that these will advance to PK/PD, safety and solubility testing in 2022. Our goal is to select a lead compound with back-ups by mid-year 2022, to be followed by key microbiology studies, manufacturing development and to enter IND enabling toxicology studies in the first half of 2023.

Taken as a whole, the nonclinical microbiology results indicate that our new antimicrobial potential lead product candidates (a) show potent in vitro inhibitory and killing activity against MRSA, vancomycin resistant Enterococcus, PRSP and other resistant bacteria, (b) are likewise effective in protecting and treating animals from induced life-threatening infections, and (c) therefore show promise in being able to treat Gram-positive infections in patients.

These bacterial targets (MRSA, VRE and PRSP) involve an incidence of approximately six million patients per year in the U.S. alone. Based on a review of other antibiotics currently marketed to treat these bacterial infections, our early estimate of peak year sales potential is 4% to 5% of this annual incidence and a peak year sales potential of approximately $1 billion.

Employees and Human Capital Resources

As of March 15, 2022, we had three full-time employees. Of these employees, none were engaged in research and development activities. Substantially all of our employees are based in Staten Island, New York. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Our human capital resources objectives include, as applicable, identifying, recruiting, retaining, incentivizing and integrating our existing and new employees, advisors and consultants. The principal purposes of our equity and cash incentive plans are to attract, retain and reward personnel through the granting of stock-based and cash-based compensation awards, in order to increase stockholder value and the success of our company by motivating such individuals to perform to the best of their abilities and achieve our objectives.

Corporate Information

We were organized as a limited liability company in the State of Delaware in July 2017 and we commenced operations in February 2018 upon acquiring the rights to our lead antibiotic product candidate from GLSynthesis, Inc. Our principal executive offices are located at 259 Liberty Avenue, Staten Island, NY 10305 and our telephone number is (917) 533-1469. Our website address is www.acurxpharma.com. The information contained on, or that can be accessed through, our website is not, and shall not be deemed to be part of, this Form 10-K. On June 23, 2021, Acurx Pharmaceuticals, LLC converted from a Delaware limited liability company into a Delaware corporation pursuant to a statutory conversion, and changed its name to Acurx Pharmaceuticals, Inc.

Available Information

We file annual, quarterly, and current reports, proxy statements, and other documents with the Securities and Exchange Commission (SEC) under the Securities Exchange Act of 1934 (Exchange Act). The SEC maintains a website at www.sec.gov that contains reports, proxy and information statements, and other information regarding issuers, including us, that file electronically with the SEC.

We also make available free of charge on our Internet website at www.acurxpharma.com our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and, if applicable, amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Exchange Act as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. These reports are available through the “Investors—SEC Filings” section of our website. Our code of ethics is available through our Internet website at www.acurxpharma.com.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below, the section of this Annual Report Form 10-K entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operation” and our financial statements and related notes, before investing in our common stock. The risks and uncertainties described below are not the only ones we face. Additional risks and uncertainties that we are unaware of, or that we currently believe are not material, may also become important factors that affect us. If any of the following risks occur, our business, operating results and prospects could be materially harmed. In that event, the price of our common stock could decline, and you could lose part or all of your investment.

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include the following:

●	We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
●	We identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.
●	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses in for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are reliant on the success of our lead product candidate, ibezapolstat, which we are developing for the treatment of CDI. If we are unable to commercialize ibezapolstat, or experience significant delays in doing so, our business will be materially harmed.
●	If serious adverse or inappropriate side effects are identified during the development of ibezapolstat or any other product candidate, we may need to abandon or limit our development of that product candidate.
●	Ibezapolstat or our other product candidates may never achieve sufficient market acceptance even if we obtain regulatory approval.
●	We are exposed to product liability, and non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.
●	Our current and future operations substantially depend on our management team and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.

●	Our failure to complete or meet key milestones relating to the development of our technologies and proposed products and formulations would significantly impair our financial condition.
●	We will compete with larger and better capitalized companies, and competitors in the drug development or pharmaceutical industries may develop competing products which outperform or supplant our proposed products.
●	The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.
●	If clinical trials of our lead product candidate fail to demonstrate safety and efficacy to the satisfaction of the FDA, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of ibezapolstat or any other product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	Our failure to obtain costly government approvals, including required FDA approvals, or to comply with ongoing governmental regulations relating to our proposed products and formulations could delay or limit introduction of our proposed formulations and products and result in failure to achieve revenues or maintain our ongoing business.
●	Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing ibezapolstat or any other product candidate if and when such product candidates are approved.
●	We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If ultimate users of our product candidates are unable to obtain adequate reimbursement from third- party payers, or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve material revenues.
●	We may be involved in lawsuits to protect or enforce our patents.
●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	The price of our stock may be volatile, and you could lose all or part of your investment.
●	Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

Risks Relating to Our Business

We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.

We are a clinical-stage biopharmaceutical company that was formed in July 2017. We acquired the rights to our lead product candidate, ibezapolstat, in February 2018 and we have a limited operating history. Our operations to date have been limited to securing our initial product candidate, generating a second product candidate in-house, conducting clinical and regulatory development for our lead program and raising capital. We have no products approved for commercial sale and have not generated any revenue.

Investing in an early-stage company with limited history, financial or otherwise, includes a high degree of risk. As an early-stage company, our prospects must be considered in light of the uncertainties, risks, expenses, and difficulties frequently encountered by companies in their early stages of operations. We have generated losses since inception and we expect to continue to run at a loss for several years until our initial program, or one of our pipeline products, is approved by the FDA or another worldwide regulatory body. We expect to incur substantial operating expenses over the next several years as our product development activities and related costs increase. No assurance can be given that we will be able to successfully implement any or all of our business plan, or if implemented, that we will accomplish the desired objectives, including achieving profitability. Our short history as an operating company makes any assessment of our future success or viability subject to significant uncertainty. We will encounter risks and difficulties frequently experienced by early-stage companies in rapidly evolving fields. If we do not address these risks successfully, our business will suffer.

We identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

Prior to our IPO in June 2021, we were a private company with limited accounting and finance personnel, adequate review processes and other resources with which to address our internal controls and procedures. Based on the evaluation of our internal controls, we concluded that our disclosure controls and procedures were not effective as of December 31, 2021 as a result of a material weakness in our internal control over financial reporting due to inadequate segregation of duties resulting from the size of our Company and our limited personnel. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the material weakness due to the inadequate segregation of duties, our management (i) has engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees and (ii) has hired a controller to remediate the segregation of duties issue, who will commence employment in April 2022. Although we have taken steps to address the material weakness, we are still in the process of completing the remediation and we cannot assure you that the steps we are taking will be sufficient to remediate our material weakness or prevent future material weaknesses or significant deficiencies from occurring.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses in for the foreseeable future and may never achieve or maintain profitability.

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $12.7 million for the year ended December 31, 2021, and $4.6 million for the year ended December 31, 2020. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

A critical aspect of our strategy is to invest significantly in our clinical and regulatory development for our lead program. To become and remain profitable, we must develop and eventually commercialize products with significant market potential, which we may never achieve. Even if we succeed in commercializing one or more of these product candidates, we will continue to incur losses for the foreseeable future relating to our substantial research and development expenditures to develop our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period to period comparison of our results of operations may not be a good indication of our future performance. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of our company could also cause you to lose all or part of your investment.

Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.

We are a clinical-stage biopharmaceutical company. Biopharmaceutical drug development is a highly speculative undertaking and involves a substantial degree of risk. We were formed in July 2017, and our operations to date have been limited to securing our initial product candidate, generating a second product candidate in-house, conducting clinical and regulatory development for our lead program and raising capital. We have not yet demonstrated our ability to successfully obtain marketing approvals, manufacture a commercial scale product or arrange for a third party to do so on our behalf, or conduct sales and marketing activities necessary for successful product commercialization. Typically, it takes several years to develop one new drug from the time it is discovered to when it is available for treating patients. In addition, as a new business, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors. We will need to transition from a company with a research focus to a company capable of supporting commercial activities. We may not be successful in such a transition.

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

As of December 31, 2021, we had approximately $13.0 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. We believe that, based upon our current operating plan, our existing capital resources, will be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the year ended December 31, 2021. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funding will depend on financial, economic and market conditions and other factors, over which we may have no or limited control, including the conflict between Russia and Ukraine. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

Any of the above events could significantly harm our business, prospects, financial condition and results of operations and cause the price of our common stock to decline.

Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.

Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. If we are unable to raise additional capital through equity or debt financings when needed (including if we are unable to do so as a result of the COVID-19 pandemic), we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. The outbreak has resulted in governments around the world implementing stringent measures to help control the spread of the virus, including quarantines, “shelter in place” and “stay at home” orders, travel restrictions, business curtailments, school closures, and other measures. We are unable to fully evaluate the ever-changing impact of the coronavirus outbreak on our business, but coronavirus may continue to affect our ability to complete enrollment for our clinical trials and may slow our ability to conduct research and development of our complement programs in our planned timeframe. The extent to which the coronavirus impacts our operations will continue to evolve and depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, as a result of the COVID-19 pandemic, we may continue to experience supply-chain disruptions that could negatively impact our business, preclinical studies, drug manufacturing and clinical trials including:

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

Disruption in our global supply chain could negatively impact our businesses.

The materials we need for our research and development activities and the drug supply we use for our clinical trials, in each case, are sourced from a wide variety of domestic and international vendors, and any future disruption in our supply chain or inability to find qualified vendors and access products and/or supplies that meet requisite quality and safety standards in a timely and efficient manner could adversely impact our businesses. The loss or disruption of such supply arrangements for any reason, including for issues such as COVID-19 or other health epidemics or pandemics, labor disputes, loss or impairment of key manufacturing sites, inability to procure sufficient raw materials, quality control issues, ethical sourcing issues, a supplier’s financial distress, natural disasters, looting, vandalism or acts of war or terrorism, trade sanctions or other external factors over which we have no control, could interrupt product supply and, if not effectively managed and remedied, have a material adverse impact on our business operations, financial condition and results of operations.

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

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the U.S., the Patient Protection and Affordable Care Act (the “ACA”) was

enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. For example, the Tax Cuts and Jobs Act (“TCJA”), signed into law by President Trump in 2017, repealed the individual health insurance mandate, which is considered a key component of the ACA. In December 2018, a U.S. District Court Judge in the Northern District of Texas ruled that the individual mandate was a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the TCJA, the remaining provisions of the ACA were invalid and the law in its entirety was unconstitutional. In December 2019, the U.S. Court of Appeals for the Fifth Circuit upheld the District Court ruling that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether other reforms enacted as part of the ACA but not specifically related to the individual mandate or health insurance could be severed from the rest of the ACA so as not to be declared invalid as well. On March 2, 2020, the United States Supreme Court granted the petitions for writs of certiorari to review this case and allocated one hour for oral arguments, which occurred on November 10, 2020. It is unclear how this litigation and other efforts to repeal and replace the ACA will impact the implementation of the ACA, the pharmaceutical industry more generally, and our business. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business.

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

The continuing efforts of government and insurance companies, health maintenance organizations and other payers of healthcare costs to contain or reduce costs of healthcare may affect our future revenues and profitability, and the future revenues and profitability of our potential customers, suppliers and collaborative partners and the availability of capital. For example, in the U.S., given recent federal and state government initiatives directed at lowering the total cost of healthcare, the U.S. Congress and state legislatures will likely continue to focus on healthcare reform, the cost of prescription pharmaceuticals and on the reform of the Medicare and Medicaid systems. While we cannot predict whether any such legislative or regulatory proposals will be adopted, the announcement or adoption of such proposals and related laws, rules and regulations could materially harm our business, financial condition, results of operations or stock price. Moreover, the passage of the ACA in 2010, and efforts to amend or repeal such law, has created significant uncertainty relating to the scope of government regulation of healthcare and related legal and regulatory requirements, which could have an adverse impact on sales of our products.

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

Our relationships with future customers and third-party payors will be subject to applicable anti-kickback, fraud and abuse and other healthcare laws and regulations, which could expose us to criminal sanctions, civil penalties, contractual damages, reputational harm and diminished profits and future earnings.

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

Risks Related to Our Common Stock

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-K;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

We cannot predict if investors will find our common stock less attractive because we may rely on these exemptions. If some investors find our common stock less attractive as a result, there may be a less active trading market for our common stock and our stock price may be more volatile.

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.07 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

The price of our stock may be volatile, and you could lose all or part of your investment.

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, these factors include:

●	the commencement, enrollment, completion or results of our current Phase 2b clinical trial of ibezapolstat;
●	any delay in our regulatory filings for ibezapolstat or our future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays, suspensions or terminations in future preclinical studies or clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of ibezapolstat or any other product candidate or the failure of a regulatory authority to accept data from preclinical studies or clinical trials conducted in other countries;
●	changes in laws or regulations applicable to ibezapolstat or any other product candidate, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of ibezapolstat or any other product candidate;
●	introduction of new products or services offered by us or our competitors;

●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in the structure of the healthcare payment systems;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions, many of which are beyond our control, such as military conflict between Russia and Ukraine, and
●	other events or factors, many of which are beyond our control.

In addition, the stock market has experienced significant volatility, particularly with respect to pharmaceutical, biotechnology and other life sciences company stocks. The volatility of pharmaceutical, biotechnology and other life sciences company stocks often does not relate to the operating performance of the companies represented by the stock. If our quarterly operating results fall below the expectations of investors or securities analysts, the price of our common stock could decline substantially. Furthermore, any quarterly fluctuations in our operating results may, in turn, cause the price of our stock to fluctuate substantially. We believe that quarterly comparisons of our financial results are not necessarily meaningful and should not be relied upon as an indication of our future performance.

In the past, securities class action litigation has often been initiated against companies following periods of volatility in their stock price. This type of litigation could result in substantial costs and divert our management’s attention and resources, and could also require us to make substantial payments to satisfy judgments or to settle litigation.

Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.

Our officers, directors and their affiliates currently collectively own 3,431,798 shares of our common stock (on an as-converted basis) or approximately 31% of our outstanding shares of common stock (on an as-converted basis). Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

General Risk Factors

We will incur significant increased costs as a result of operating as a public company, and our management will be required to devote substantial time to new compliance initiatives.

As a public company, we will incur significant legal, accounting and other expenses that we did not incur as a private company. We will be subject to the reporting requirements of the Securities Exchange Act of 1934, as amended, or the Exchange Act, which will require, among other things, that we file with the SEC annual, quarterly and current reports with respect to our business and financial condition. In addition, the Sarbanes-Oxley Act, as well as rules subsequently adopted by the SEC and The Nasdaq Capital Market to implement provisions of the Sarbanes-Oxley Act, impose significant requirements on public companies, including requiring establishment and maintenance of effective disclosure and financial reporting controls and changes in corporate governance practices. Further, in July 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, was enacted. There are significant corporate governance and executive compensation related provisions in the Dodd-Frank Act that require the SEC to adopt additional rules and regulations in these areas such as “say on pay” and proxy access. Recent legislation permits EGCs to implement many of these requirements over a longer period and up to five years from the pricing of our IPO. Stockholder activism, the current political environment and the current high level of government intervention and regulatory reform may lead to substantial new regulations and disclosure obligations, which may lead to additional compliance costs and impact the manner in which we operate our business in ways we cannot currently anticipate.

We expect the rules and regulations applicable to public companies to substantially increase our legal and financial compliance costs and to make some activities more time-consuming and costly. If these requirements divert the attention of our management and personnel from other business concerns, they could have an adverse effect on our business. The increased costs will decrease our net income or increase our net loss, and may require us to reduce costs in other areas of our business or increase the prices of our products or services. For example, we expect these rules and regulations to make it more difficult and more expensive for us to obtain director and officer liability insurance and we may be required to incur substantial costs to maintain the same or similar coverage. We cannot predict or estimate the amount or timing of additional costs we may incur to respond to these requirements. The impact of these requirements could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors, our board committees or as executive officers.

If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, stockholders could lose confidence in our financial and other public reporting, which would harm our business and the trading price of our common stock.

Effective internal control over financial reporting are necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We will be required to disclose changes made in our internal controls and procedures on a quarterly basis and our management will be required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Our issuance of additional capital stock in connection with potential future financings, acquisitions, investments, our stock incentive plans or otherwise will dilute all other stockholders.

We expect to issue additional capital stock in the future that will result in dilution to all other stockholders. We expect to grant equity awards to employees, directors and consultants under our stock incentive plans. We may also raise capital through equity financings in the future. As part of our business strategy, we may acquire or make investments in complementary companies, products or technologies and issue equity securities to pay for any such acquisition or investment. Any such issuances of additional capital stock may cause stockholders to experience significant dilution of their ownership interests and the per share value of our common stock to decline.

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

Our financial statements have been prepared in accordance with U.S. GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of our assets, liabilities, revenues and expenses, the amounts of charges accrued by us and related disclosure of contingent assets and liabilities. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. We cannot assure, however, that our estimates, or the assumptions underlying them, will not change over time or otherwise prove inaccurate. Any potential litigation related to the estimates and judgments we make, or the assumptions on which we rely, in preparing our financial statements could have a material adverse effect on our financial results, harm our business, and cause our share price to decline.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our headquarters is located in Staten Island, New York, where we lease a total of approximately 150 square feet of office.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Market Information

On June 25, 2021, our common stock began trading on The Nasdaq Capital Market under the symbol “ACXP”. Prior to that time, there was no public market for our common stock.

Holders of Our Common Stock

As of March 15, 2022, there were approximately 351 holders of record of shares of our common stock.

Dividends

We have never declared or paid cash dividends on our capital stock. We currently intend to retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying any cash dividends on our common stock in the foreseeable future. Any future determination to declare and pay dividends will be made at the discretion of our board of directors and will depend on various factors, including applicable laws, our results of operations, our financial condition, our capital requirements, general business conditions, our future prospects and other factors that our board of directors may deem relevant. Our ability to pay cash dividends on our capital stock in the future may also be limited by the terms of any preferred securities we may issue or agreements governing any additional indebtedness we may incur. Investors should not purchase our common stock with the expectation of receiving cash dividends.

Recent Sales of Unregistered Equity Securities

We did not sell any of our unregistered securities during the year-ended December 31, 2021.

Use of Proceeds from Initial Public Offering

Our initial public offering of common stock, or the IPO, was effected through a Registration Statement on Form S-1 (File No. 333-256516) that was declared effective by the SEC on June 24, 2021. We issued and sold in aggregate 2,875,000 shares of common stock, which included 375,000 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share, for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and other offering costs. None of the underwriting discounts and commissions or offering expenses were incurred or paid to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any of our affiliates. We have invested the net proceeds from the IPO in a money market fund. There has been no material change in our planned use of the net proceeds from the IPO as described in our final prospectus filed pursuant to Rule 424(b)(4) under the Securities Act with the SEC on June 28, 2021.

Issuer Purchases of Equity Securities

Not applicable

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-K and our final prospectus for our initial public offering filed pursuant to Rule 424(b)(4) under the Securities Act of 1933, as amended, or the Securities Act, on June 28, 2021, or the Prospectus. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

Investors and others should note that we routinely use the Investor Relations section of our website to announce material information to investors and the marketplace. While not all of the information that we post on the Investor Relations section of our website is of a material nature, some information could be deemed to be material. Accordingly, we encourage investors, the media, and others interested in us to review the information that it shares on the Investors section of our website, www.acurxpharma.com.

Overview

We are a clinical stage biopharmaceutical company developing a new class of antibiotics for infections caused by bacteria listed as priority pathogens by the World Health Organization (“WHO”), the U.S. Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA. The CDC estimates that, in the U.S., antibiotic-resistant pathogens infect one individual every 11 seconds and result in one death every 15 minutes. The WHO recently stated that growing antimicrobial resistance is equally as dangerous as the ongoing COVID-19 pandemic, threatens to unwind a century of medical progress and may leave us defenseless against infections that today can be treated easily. According to the WHO, the current clinical development pipeline remains insufficient to tackle the challenge of the increasing emergence and spread of antimicrobial resistance.

Our approach is to develop antibiotic candidates that block the DNA polymerase IIIC (“Pol IIIC”). We believe we are developing the first Pol IIIC inhibitor to enter clinical trials. Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridium difficile (“C. difficile”), Enterococcus (including vancomycin-resistant strains (“VRE”)), Staphylococcus (including methicillin-resistant strains (“MRSA”)), and Streptococcus (including antibiotic resistant strains).

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

We intend to “de-risk” this new class of antibiotics through our drug development activities and potentially partner with a fully-integrated pharmaceutical company for late-stage clinical trials and commercialization.

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the Pol IIIC enzyme, a previously unexploited scientific target. On December 3, 2021, we commenced enrollment in a double-blind, active controlled clinical trial of ibezapolstat versus vancomycin, the standard of care to treat C. difficile infections (“CDI”), pursuant to the trial design provided below.

Prior to that, we completed our Phase 2a clinical trial of ibezapolstat to treat patients with CDI and reported the top-line data in November 2020. The Phase 2a clinical trial was terminated early based upon the recommendation of our Scientific Advisory Board (the “SAB”). The SAB reviewed the study data presented by management, including adverse events and efficacy outcomes, and discussed its clinical impressions. The SAB unanimously supported the early termination of the Phase 2a trial after 10 patients were enrolled in the trial instead of 20 patients as originally planned. The early termination was further based on the evidence of meeting the treatment goals of eliminating the infection with an acceptable adverse event profile.

The SAB noted that 10 out of 10 patients enrolled in the Phase 2a trial reached the Clinical Cure endpoint, defined in the study protocol as the resolution of diarrhea in the 24-hour period immediately before the end of treatment that is maintained for 48 hours after end of treatment. Such cure was sustained, meaning that the patients showed no sign of infection recurrence, for 30 days thereafter. This constitutes a 100% response rate for the primary and secondary endpoints of the trial. All 10 patients enrolled in the Phase 2a trial met the study’s primary and secondary efficacy endpoints, namely, Clinical Cure at end of treatment and Sustained Clinical Cure of no recurrence of CDI at the 28-day follow-up visit. No treatment-related serious adverse events (“SAEs”) were reported by the investigators who enrolled patients in the trial. We believe these results represent the first-ever clinical data showing Pol IIIC has potential as a therapeutically relevant antibacterial target. Our Phase 2b clinical trial commenced enrollment on December 3, 2021.

The SAB is comprised of seven scientists and clinicians who have significant expertise in the scientific disciplines required for the research and development of antibiotics. The members of the SAB serve at the pleasure of management, are paid in cash on an hourly basis for their services and do not receive equity compensation. Generally, the SAB is consulted by management during the process of designing our preclinical and clinical trials as well as in the process of analyzing data generated from these trials, although the SAB’s services are not limited to such activities.

Currently available antibiotics used to treat CDI infections utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate to work by blocking the DNA Pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

We also have an early stage pipeline of antibiotic product candidates with the same previously unexploited mechanism of action which has established proof of concept in animal studies. This pipeline includes ACX-375C, a potential oral and parenteral treatment targeting Gram-positive bacteria, including MRSA, VRE and PRSP.

As of December 31, 2021, we had cash of approximately $13.0 million.

Recent Developments

Initial Public Offering

On June 29, 2021, we completed our IPO, in which we issued and sold 2,875,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase 375,000 additional shares of our common stock, at a public offering price of $6.00 per share, which resulted in net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO are being used (i) to complete the Phase 2b clinical trial of ibezapolstat in patients with CDI, (ii) to complete pre-clinical development of ACX-375C and (iii) for general corporate purposes, which may include, without limitation, expenditures relating to research, development and clinical trials other than those specified above, manufacturing, capital expenditures, hiring additional personnel, acquisitions of new technologies or products, the payment, repayment, refinancing, redemption or repurchase of existing or future indebtedness, obligations or capital stock, and working capital. Prior to the IPO, we converted from a Delaware limited liability company into a Delaware corporation, and our previously outstanding Class A membership interests and Class B membership interests were converted to shares of common stock pursuant to a conversion ratio of one-half of one share of common stock for each Class A membership interest or Class B membership interest outstanding, resulting in the conversion of 14,082,318 Class A membership interests and Class B membership interests into 7,041,208 shares of common stock. Our common stock began trading on the Nasdaq Capital Market on June 25, 2021.

Effects of Coronavirus (COVID-19) on Our Business

The World Health Organization (“WHO”) recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. While the rollout of vaccines has begun, the timing of vaccinations, herd immunity, and the lifting of shelter-in-place and similar restrictions and movement restrictions are unknown. The impact of COVID-19 and its variants has been and remains unpredictable.

Since the start of the COVID-19 pandemic, we continued to enroll patients in our Phase 2a and Phase 2b clinical trial of our lead antibiotic candidate, ibezapolstat, although enrollment rates decreased significantly compared to expectations at certain of our clinical trial sites. Other areas of our business experienced no change, including our research and development activities with key vendors. We believe that the COVID-19 pandemic has highlighted the importance of antibiotic development in responding to global health issues particularly because many hospitalized COVID-19 patients were also prescribed antibiotics which only accelerates the current antimicrobial resistance crisis described by several regulatory bodies worldwide.

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

In May 2020, we received a Paycheck Protection Program loan (“PPP Loan”) under the Coronavirus Aid, Relief, and Economic Security Act (“CARES ACT”), as administered by the U.S. Small Business Administration (“SBA”) in the amount of $66,503. The PPP Loan carried an annual interest rate of 0.98% and matures two (2) years from issuance. On April 13, 2021, the SBA authorized the full forgiveness of the PPP Loan. Upon forgiveness of the PPP Loan, we reduced the liability and recorded a gain on the forgiveness of the PPP Loan in our statement of operations.

Components of our Results of Operations

Revenue

We have not generated any revenue since our inception and do not expect to generate any revenue from the sale of products in the near future, if at all.

Research and Development Expenses

To date, our research and development expenses have related primarily to development of ibezapolstat, preclinical studies and other preclinical activities related to our portfolio. Research and development expenses are recognized as incurred and payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods or services are received.

Research and development expenses include:

●	external research and development expenses incurred under agreements with contract research organizations, or CROs, and consultants to conduct our preclinical, toxicology and other preclinical studies;

●	laboratory supplies;
●	costs related to manufacturing product candidates, including fees paid to third-party manufacturers and raw material suppliers;
●	license fees and research funding; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.

Clinical trial costs are a significant component of research and development expenses and include costs associated with third-party contractors. We outsource a substantial portion of our clinical trial activities, utilizing external entities such as CROs, independent clinical investigators and other third-party service providers to assist us with the execution of our clinical trials.

We plan to substantially increase our research and development expenses for the foreseeable future as we continue the development of our product candidates and seek to discover and develop new product candidates. Due to the inherently unpredictable nature of preclinical and clinical development, we cannot determine with certainty the timing of the initiation, duration or costs of future clinical trials and preclinical studies of product candidates. Clinical and preclinical development timelines, the probability of success and the amount of development costs can differ materially from expectations. We anticipate that we will make determinations as to which product candidates and development programs to pursue and how much funding to direct to each product candidate or program on an ongoing basis in response to the results of ongoing and future preclinical studies and clinical trials, regulatory developments and our ongoing assessments as to each product candidate’s commercial potential. In addition, we cannot forecast which product candidates may be subject to future collaborations, when such arrangements will be secured, if at all, and to what degree such arrangements would affect our development plans and capital requirements.

Our future clinical development costs may vary significantly based on factors such as:

●	per-patient trial costs;
●	the number of trials required for regulatory approval;
●	the number of sites included in the trials;
●	the countries in which the trials are conducted;
●	the length of time required to enroll eligible patients;
●	the number of patients that participate in the trials;
●	the number of doses that patients receive;
●	the drop-out or discontinuation rates of patients;
●	potential additional safety monitoring requested by regulatory agencies;
●	the duration of patient participation in the trials and follow-up;
●	the phase of development of the product candidate; and
●	the efficacy and safety profile of the product candidate.

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in our executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercialization and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Results of Operations

Years Ended December 31, 2021 and 2020

The following table summarizes our results of operations for the years ended December 31, 2021 and 2020:

	For the years ended
	December 31,		Percentage
	2021	2020	Change

	(in thousands)
Operating expenses:
Research and development	$2,030	$2,203	(8)%
General and administrative	10,784	2,397	350%

Total operating expenses	12,814	4,600	179%

Gain on forgiveness of Paycheck Protection Program Loan	67	—	100%

Net Loss	$(12,747)	$(4,600)	177%

Research and Development Expenses. Research and development expenses were $2.0 million for the year ended December 31, 2021, and $2.2 million for the year ended December 31, 2020, a decrease of $0.2 million primarily due to a decrease in consulting related costs of $0.5 million offset by an increase in manufacturing related costs of $0.3 million relating to the Phase 2b clinical trial.

General and Administrative Expenses. General and administrative expenses were $10.8 million for the year ended December 31, 2021, and $2.4 million for the year ended December 31, 2020. General and administrative expenses increased by approximately $8.4 million primarily due to increases in share-based compensation and executive compensation settled in membership interests of $5.3 million, increases in compensation related expenses of $0.9 million, and increases in professional fees of $2.2 million as a result of increased legal, accounting and consulting work.

Net Loss. Net loss was $12.7 million for the year ended December 31, 2021, compared to $4.6 million for the year ended December 31, 2020, an increase of $8.1 million, primarily due to increases in general and administrative expenses for the reasons stated above.

Liquidity and Capital Resources

We have incurred net losses and negative cash flows from operations since our inception and anticipate we will continue to incur net losses for the foreseeable future. As of December 31, 2021, we had cash of approximately $13.0 million.

Sources of Liquidity

To date, we have financed our operations principally through private placements of equity issuances and the IPO.

Class A Membership Financings

We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020 starting with investments from the co-founders. All of our equity financings were consummated at a price ranging from $1.00 per Class A Membership Interest (March 2018) to $3.25 per Class A Membership Interest (July 2020 and October 2020). Warrant coverage was provided in all but our most-recent financing and the warrant coverage in our early-stage financings ranged from 25%

warrant coverage to 50% warrant coverage, in each case, with a conversion price equal to the issue price in each offering.

Paycheck Protection Program Loan

In May 2020, we received a PPP Loan under the CARES ACT, as administered by the SBA in the amount of $66,503. We did not provide any collateral or guarantees in connection with the PPP Loan, nor did we pay any facility charge to obtain the PPP Loan. The PPP Loan carried an annual interest rate of 0.98% and was scheduled to mature two (2) years from issuance. On April 13, 2021, the SBA authorized the full forgiveness of the PPP Loan. Upon forgiveness of the PPP Loan, we reduced the liability and recorded a gain on the forgiveness of the PPP Loan in the statement of operations.

Initial Public Offering

In June 2021, we completed the IPO and issued and sold an aggregate 2,875,000 shares of common stock, which included 375,000 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $6.00 per share, for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and other offering costs.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2021 and 2020:

	Year ended
	December 31
	2021	2020

	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,013)	$(3,352)
Investing activities	—	—
Financing activities	14,797	4,044

Net increase in cash	$9,784	$692

Operating Activities

Net cash used in operating activities was $5.0 million for the year ended December 31, 2021, primarily attributable to the net loss of $12.7 million, offset by share-based compensation of $5.2 million, share-based payments to vendors of $1.6 million and $0.9 million of share-based executive compensation.

The net cash used in operating activities for the year ended December 31, 2020 was $3.4 million, which was primarily attributable to the net loss of $4.6 million, offset by share-based executive compensation of $0.8 million, share-based compensation of $0.7 million, and share based-payments to vendors of $0.6 million, which was paid in restricted Class A membership interests, and a decrease in accounts payable and accrued expenses of $0.8 million.

Investing Activities

Net cash provided by investing activities was none for the years ended December 31, 2021 and 2020.

Financing Activities

Net cash provided by financing activities was $14.8 million for the year ended December 31, 2021, primarily due to the net proceeds from our IPO.

Net cash provided by financing activities was $4.0 million for the year ended December 31, 2020, primarily attributable to the net proceeds from our private placement offerings.

Funding Requirements

We believe that our existing cash, together with the net proceeds from our IPO, will be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of our financial statements for the year ended December 31, 2021. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, including with regard to the impact of COVID-19 on our clinical trial enrollment. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

Our future capital requirements will depend on many factors, including:

●	the timing, progress, and results of our ongoing and planned clinical trials of our product candidates;
●	our ability to manufacture sufficient clinical supply of our product candidates and the costs thereof;
●	discussions with regulatory agencies regarding the design and conduct of our clinical trials and the costs, timing and outcome of regulatory review of our product candidates;
●	the cost and timing of future commercialization activities, including product manufacturing, marketing, sales and distribution, for any of our product candidates for which we receive marketing approval;
●	the costs of any other product candidates or technologies we pursue;
●	our ability to establish and maintain strategic partnerships, licensing or other arrangements and the financial terms of such agreements;
●	the revenue, if any, received from commercial sales of any product candidates for which we receive marketing approval; and
●	the costs and timing of preparing, filing and prosecuting patent applications, maintaining and enforcing our intellectual property rights and defending any intellectual property-related claims.

Until such time, if ever, as we can generate substantial product revenues to support our capital requirements, we expect to finance our cash needs through a combination of public or private equity offerings, debt financings, collaborations and licensing arrangements or other capital sources. To the extent that we raise additional capital through the sale of equity or convertible debt securities, the ownership interest of our stockholders will be or could be diluted, and the terms of these securities may include liquidation or other preferences that adversely affect the rights of our common stockholders. Debt financing and equity financing, if available, may involve agreements that include covenants limiting or restricting our ability to take specific actions, such as incurring additional debt, making capital expenditures or declaring dividends. If we raise funds through collaborations, or other similar arrangements with third parties, we may need to relinquish valuable rights to our product candidates, future revenue streams or research programs or may have to grant licenses on terms that may not be favorable to us and/or may reduce the value of our common stock. If we are unable to raise additional funds through equity or debt financings as and when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts or grant rights to develop and market our product candidates even if we would otherwise prefer to develop and market such product candidates ourselves.

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of December 31, 2021 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2021, or that they will have a significant impact on us at the time they become effective.

Critical Accounting Policies and Significant Judgments and Estimates

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

Federal Income Taxes

We estimate an annual effective tax rate of 0% as we incurred losses for the year ended December 31, 2021 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

Based on our history of generating operating losses and our anticipation of operating losses for the foreseeable future, we have determined that it is more likely than not that the tax benefits from those net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded. Should our assessment change, tax benefits associated with the historic net operating loss carryforwards would be limited due to the ownership change.

Prior to our corporate conversion in June 2021, we were organized as a limited liability company. As such, we were not a tax paying entity for federal income tax purposes and, therefore, no income tax expense has been recorded in the financial statements. Our income or losses were passed through to the members for inclusion in their respective income tax returns.

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of December 31, 2021, the Company had cash of approximately $13.0 million in U.S. bank accounts which was not fully insured by the FDIC.

Guaranteed Payments to Members

Prior to the corporate conversion, guaranteed payments to members of the Company that were designated to represent reasonable compensation for services rendered, were accounted for as Company expenses rather than an allocation of the Company’s net income.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $2.0 million and $2.2 million for the years ended December 31, 2021 and 2020, respectively.

Share-Based Compensation

The Company accounts for the cost of services performed by officers and directors received in exchange for an award of Company membership interests, common stock or stock options, based on the grant-date fair value of the award. The Company recognizes compensation expense based on the requisite service period.

Compensation expense associated with stock option awards is recognized over the requisite service period based on the fair value of the option at the grant date determined based on the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value computation using the Black-Scholes option pricing model. Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for the comparison of volatility and the dividend yield. The risk-free rate of return was derived from U.S. Treasury notes with comparable maturities

Share-Based Payments to Vendors

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

Major Vendor

The Company had a major vendor that accounted for approximately 42% and 40% of the research and development expenditures for the years ended December 31, 2021 and 2020, respectively. The same vendor also accounted for approximately 5% and 6% of the total accounts payable and accrued expenses as of December 31, 2021 and 2020, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

The Company had an additional major vendor in 2021 that accounted for approximately 15% of the research and development expenditures for the year ended December 31, 2021. The same vendor did not account for any portion of accounts payable and accrued expenses. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

We are exposed to market risks in the ordinary course of our business. These risks primarily include interest rate risks, foreign currency exchange rate risks and inflation risks. Periodically, we maintain deposits in accredited financial institutions in excess of federally insured limits. We deposit our cash in financial institutions that we believe have high credit quality and have not experienced any significant losses on such accounts and do not believe we are exposed to any unusual credit risk beyond the normal credit risk associated with commercial banking relationships.

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States. We have, from time-to-time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and research and development contract costs. We do not believe inflation has had a material effect on our results of operations during the periods presented.

Item 8. Financial Statements and Supplementary Data.

The financial statements and related financial statement schedules required to be filed are listed in the Index to Financial Statements and are incorporated in Item 15 of Part IV of this Form 10-K.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Disclosure Controls and Procedures

We maintain “disclosure controls and procedures,” as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended, or the Exchange Act, that are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure. Our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving their objectives and our management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

Our management, including our principal executive officer and principal financial officer, evaluated the effectiveness of our disclosure controls and procedures pursuant to Rules 13a-15(e) and 15d-15(e) under the Exchange Act as of December 31, 2021, the end of the period covered by this Annual Report. Based on such evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective as of December 31, 2021 as a result of a material weakness in our internal control over financial reporting due to inadequate segregation of duties resulting from the size of our Company and our limited personnel.

To remediate the inadequate segregation of duties, our management (i) has engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees and (ii) has hired a controller to remediate the segregation of duties issue, who will commence employment in April 2022.

We can give no assurance that additional material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Management’s Annual Report on Internal Control over Financial Reporting

This Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) or an attestation report of our independent registered public accounting firm due to a transition period established by rules of the SEC for newly public companies.

Attestation Report of the Registered Public Accounting Firm

This Form 10-K does not include an attestation report of our registered public accounting firm due to a transition period established by rules of the SEC for newly public companies. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Changes in Internal Control Over Financial Reporting

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the period covered by this filing that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in the 2022 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The financial statements filed as part of this Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b)	Exhibit Index.
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1	Certificate of Incorporation of Acurx Pharmaceuticals, Inc.		S-1	05/27/21	333-256516
3.2	Bylaws of Acurx Pharmaceuticals, Inc.		S-1	05/27/21	333-256516
4.1	Form of Common Stock Certificate.		S-1	05/27/21	333-256516
4.2	Description of Securities.	X
10.1	Form of Indemnification Agreement.		S-1	05/27/21	333-256516
10.2	Form of Securities Purchase Agreement.		S-1	05/27/21	333-256516
10.3	Form of Warrant.		S-1	05/27/21	333-256516
10.4	Form of Common Stock Purchase Warrant.		S-1	05/27/21	333-256516
10.5	Form of Investor Rights Agreement, by and between the Registrant and certain purchasers.		S-1	05/27/21	333-256516
10.6.1+	Acurx Pharmaceuticals, Inc. 2021 Equity Incentive Plan		S-1	05/27/21	333-256516
10.6.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.6.3+	Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.6.4+	Form of Recapitalization Exchange Option Agreement.		S-8	07/19/21	333-258026
10.7+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert J. DeLuccia, dated May 25, 2021.		S-1	05/27/21	333-256516
10.8+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and David P. Luci, dated May 25, 2021.		S-1	05/27/21	333-256516
10.9+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert Shawah, dated May 25, 2021.		S-1	05/27/21	333-256516

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.10	Master Clinical Services Agreement, dated October 11, 2019, by and between Acurx Pharmaceuticals, Inc. and Syneos Health, LLC.		S-1	05/27/21	333-256516
10.11#	Asset Purchase Agreement, dated February 5, 2018, by and between Acurx Pharmaceuticals, Inc. and GLSynthesis Inc.		S-1	05/27/21	333-256516
21.1	Subsidiaries	X
23.1	Consent of CohnReznick LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)	X

#

Certain confidential portions of this Exhibit were omitted by means of marking such portions with brackets (“[***]”) because the identified confidential portions (i) are not material and (ii) would be competitively harmful if publicly disclosed.

+	Denotes management compensation plan or contract.

Item 16. Form 10-K Summary.

Not applicable.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

ACURX PHARMACEUTICALS, INC.
Date: March 16, 2022	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Luci	President, Chief Executive Officer and Director	March 16, 2022
David P. Luci	(Principal Executive Officer)

/s/ Robert G. Shawah	Chief Financial Officer	March 16, 2022
Robert G. Shawah	(Principal Accounting Officer and Principal Financial Officer)

/s/ Robert J. DeLuccia	Executive Chairman	March 16, 2022
Robert J. DeLuccia

/s/ Carl V. Sailer	Director	March 16, 2022
Carl V. Sailer

/s/ Joseph C. Scodari	Director	March 16, 2022
Joseph C. Scodari

/s/ Thomas Harrison	Director	March 16, 2022
Thomas Harrison

/s/ Jack H. Dean	Director	March 16, 2022
Jack H. Dean

/s/ James Donohue	Director	March 16, 2022
James Donohue

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Acurx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acurx Pharmaceuticals, Inc. (formerly Acurx Pharmaceuticals, LLC) (the “Company”) as of December 31, 2021 and 2020, and the related statements of operations, changes in shareholders’ and members’ equity, and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2021 and 2020 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free from material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits, we are required to obtain an understanding of internal control over financial reporting, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

We have served as the Company’s auditor since 2018.

/s/ CohnReznick LLP

Parsippany, New Jersey

March 16, 2022

ACURX PHARMACEUTICALS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2021 and 2020

	December 31,	December 31,
	2021	2020
ASSETS
CURRENT ASSETS
Cash	$12,958,846	$3,175,411
Prepaid Expenses	295,304	48,609
TOTAL ASSETS	$13,254,150	$3,224,020
LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ EQUITY
CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$843,909	$455,931
Paycheck Protection Program Loan	—	16,625
TOTAL CURRENT LIABILITIES	843,909	472,556
NONCURRENT LIABILITIES
Paycheck Protection Program Loan	—	49,878
TOTAL LIABILITIES	843,909	522,434
COMMITMENTS AND CONTINGENCIES
SHAREHOLDERS’ AND MEMBERS’ EQUITY
Members’ Equity, Class A	—	16,402,198
Members’ Equity, Class B	—	100,000
Common Stock; $.001 par value, 200,000,000 shares authorized, 10,215,792 shares issued and outstanding at December 31, 2021	10,216	—
Additional Paid-In Capital	38,948,334	—
Accumulated Deficit	(26,548,309)	(13,800,612)

TOTAL SHAREHOLDERS’ AND MEMBERS’ EQUITY	12,410,241	2,701,586
TOTAL LIABILITIES AND SHAREHOLDERS’ AND MEMBERS’ EQUITY	$13,254,150	$3,224,020

See accompanying notes to the financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	2021	2020
OPERATING EXPENSES
Research and Development	$2,030,177	$2,202,979
General and Administrative	10,784,023	2,397,059
TOTAL OPERATING EXPENSES	12,814,200	4,600,038
Gain on Forgiveness of Paycheck Protection Program Loan	66,503	—
NET LOSS	$(12,747,697)	$(4,600,038)
LOSS PER SHARE
Basic and diluted net loss per common share/units	$(1.49)	$(0.74)
Weighted average common shares/units outstanding basic and diluted	8,535,873	6,190,875

See accompanying notes to the financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ AND MEMBERS’ EQUITY

YEARS ENDED DECEMBER 31, 2021 AND 2020

			Class B Membership
	Class A Membership Interests		Interests		Common Stock				Total
							Additional		Shareholders’
	Number of		Number				Paid-In	Accumulated	and Members’
	Units	Amount	of Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2020	11,058,666	$9,920,428	100,000	$100,000	—	$—	$—	$(9,200,574)	$819,854
Private Placement Offerings, net of issuance costs of $51,409	1,421,629	4,432,124	—	—	—	—	—	—	4,432,124
Executive Compensation Settled with Membership Interests	312,680	781,700	—	—	—	—	—	—	781,700
Share-Based Compensation	553,419	695,833	—	—	—	—	—	—	695,833
Share-Based Payments to Vendors	147,413	572,113	—	—	—	—	—	—	572,113
Net Loss	—	—	—	—	—	—	—	(4,600,038)	(4,600,038)
Balance at December 31, 2020	13,493,807	16,402,198	100,000	100,000	—	—	—	(13,800,612)	2,701,586
Executive Compensation Settled with Membership Interests	57,430	186,650	471,042	730,115	—	—	—	—	916,765
Cancellation of Class B Issuance	—	—	(471,042)	—		—	—	—	—
Share-Based Compensation	400,936	755,556	—	—	—	—	4,399,158	—	5,154,714
Share-Based Payments to Vendors	30,145	172,971	—	—	299,584	300	1,414,470	—	1,587,741
Corporate Conversion	(13,982,318)	(17,517,375)	(100,000)	(830,115)	7,041,208	7,041	18,340,449	—	—
Initial Public Offering and underwriter warrants, net of $2,452,868 cash issuance costs	—	—	—	—	2,875,000	2,875	14,794,257	—	14,797,132
Net Loss	—	—	—	—	—	—	—	(12,747,697)	(12,747,697)
Balance at December 31, 2021	—	$—	—	$—	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241

See accompanying notes to the financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2021 AND 2020

	Years Ended
	December 31,
	2021	2020
Cash Flow from Operating Activities:
Net Loss	$(12,747,697)	$(4,600,038)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	5,154,714	695,833
Share-Based Payments to Vendors	1,587,741	572,113
Executive Compensation Settled with Membership Interests	916,765	781,700
Gain on Forgiveness of Paycheck Protection Program Loan	(66,503)	—
(Increase) / Decrease in:
Prepaid Expenses	(246,695)	(506)
Accounts Payable and Accrued Expenses	387,978	(800,660)
Net Cash Used in Operating Activities	(5,013,697)	(3,351,558)
Cash Flow from Financing Activities:
Proceeds from Paycheck Protection Program Loan	—	66,503
Proceeds from Initial Public Offering, net of issuance costs	14,797,132	—
Proceeds from Private Placement Offerings, net of issuance costs	—	3,977,144
Net Cash Provided by Financing Activities	14,797,132	4,043,647
Net Increase in Cash	9,783,435	692,089
Cash at Beginning of Year	3,175,411	2,483,322
Cash at End of Year	$12,958,846	$3,175,411
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Warrants issued in connection with offerings	$618,000	$23,177

See accompanying notes to the financial statements.

ACURX PHARMACEUTICALS, INC.

NOTES TO THE FINANCIAL STATEMENTS

NOTE 1 – NATURE OF OPERATIONS

Business:

Acurx Pharmaceuticals, Inc., a Delaware corporation, formerly Acurx Pharmaceuticals, LLC (the “Company”) is a publicly held, clinical stage biopharmaceutical company formed in July 2017, with operations commencing in February 2018. The Company is focused on developing a novel class of antibiotics that address serious or life threatening bacterial infections.

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

In February 2018, the Company purchased the active pharmaceutical ingredient, the intellectual property and other rights to an antibiotic product candidate known as GLS362E (renamed ACX-362E and now approved for non-proprietary name, ibezapolstat) (the “Asset”) from GLSynthesis, Inc. The Company paid $110,174 in cash, along with granting 100,000 Class B Membership Interests, profits interests as defined in the operating agreement, with an exercise price of $0.10 per share. The Company was also required to make certain milestone payments totaling $700,000 in aggregate if certain milestones are achieved, $50,000 of which has already been paid by the Company and royalty payments equal to 4% of net sales for a period of time equal to the last to expire of any applicable patents, as defined in the asset purchase agreement. The purchase of the Asset has resulted in our lead antibiotic product candidate, ibezapolstat, which targets the treatment of CDI.

The Company’s primary activities since inception aside from organizational activities have included performing research and development activities relating to the development of its two antibiotic candidates and raising funds through equity offerings including its initial public offering (“IPO”) consummated in June 2021. The Company has not generated any revenues since inception.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. As of December 31, 2021, the Company had a cash balance of approximately $13.0 million, which based on current estimates will be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of the financial statements for the year ended December 31, 2021. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Use of Estimates

The preparation of financial statements in conformity with accounting standards generally accepted in the Unites States of America (“GAAP”) requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the year ended December 31, 2021 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

Based on the Company’s history of generating operating losses and its anticipation of operating losses for the foreseeable future, the Company has determined that it is more likely than not that the tax benefits from those net operating losses would not be realized and a full valuation allowance against all deferred tax assets has been recorded. Should the Company’s assessment change, tax benefits associated with the historic net operating loss carryforwards could be limited due to future ownership changes.

Prior to the Company’s corporate conversion in June 2021, the Company was organized as a limited liability company. As such, the Company was not a tax paying entity for federal income tax purposes and, therefore, no income tax expense has been recorded in the financial statements for the year ended December 31, 2020. Income or losses of the Company was passed through to the members for inclusion in their respective income tax returns.

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of December 31, 2021, the Company had cash of approximately $13.0 million in U.S. bank accounts which was not fully insured by the FDIC.

Guaranteed Payments to Members

Prior to the corporate conversion, guaranteed payments to members of the Company that were designated to represent reasonable compensation for services rendered were accounted for as Company expenses rather than an allocation of the Company’s net income.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $2,030,177 and $2,202,979 for the years ended December 31, 2021 and 2020, respectively.

Share-Based Compensation

The Company accounts for the cost of services performed by officers and directors received in exchange for an award of Company membership interests, common stock or stock options, based on the grant-date fair value of the award. The Company recognizes compensation expense based on the requisite service period.

Compensation expense associated with stock option awards is recognized over the requisite service period based on the fair value of the option at the grant date determined based on the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value computation using the Black-Scholes option pricing model. Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for the comparison of volatility and the dividend yield. The risk-free rate of return was derived from U.S. Treasury notes with comparable maturities

Share-Based Payments to Vendors

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

Major Vendor

The Company had a major vendor that accounted for approximately 42% and 40% of the research and development expenditures for the years ended December 31, 2021 and 2020, respectively. The same vendor also accounted for approximately 5% and 6% of the total accounts payable and accrued expenses as of December 31, 2021 and 2020, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

The Company had an additional major vendor in 2021 that accounted for approximately 15% of the research and development expenditures for the year ended December 31, 2021. The same vendor did not account for any portion of accounts payable and accrued expenses. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2021 and 2020 were as follows:

	December 31, 2021	December 31, 2020
Accrued compensation expenses	$508,343	$317,068
Accrued research and development	229,090	89,156
Accrued professional fees	43,102	49,707
Other accounts payable and accrued expenses	63,374	—
Total	$843,909	$455,931

NOTE 4 – PAYCHECK PROTECTION PROGRAM LOAN

In May 2020, the Company received a Paycheck Protection Program loan (“PPP Loan”) under the CARES Act, as administered by the U.S. Small Business Administration (”SBA”) in the amount of $66,503.  The Company did not provide any collateral or guarantees in connection with the PPP loan, nor did the Company pay any facility charge to obtain the PPP Loan. The note and agreement provided for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company was permitted to prepay the principal of the PPP Loan at any time without incurring any prepayment charges. The PPP Loan carried an annual interest rate of 0.98% and matures two (2) years from issuance. The Company was not obligated to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the lender or notifies the lender that no loan forgiveness is allowed. On April 13, 2021, the SBA authorized the full forgiveness of the PPP Loan. Accordingly, the Company reduced the full amount of the liability and recorded a gain in the amount of $66,503 on the forgiveness of the PPP loan in the statements of operations for the year ended December 31, 2021.

NOTE 5 – EXECUTIVE COMPENSATION

The Company’s co-founders and original two executives received compensation pursuant to employment agreements effective January 2018 (the “Original Agreements”). The Original Agreements stipulated that the executives would receive a base salary of $277,000 per annum, of which a portion was payable with the issuance of Class A Membership Interests of the Company at the most recent offering price when the service was rendered. The Company also employed a third executive on a part-time basis for $7,500 per month, of which a portion was payable with the issuance of Class A Membership Interests during 2018. The Company did not issue any Class A Membership Interests to executives in 2019.

In 2019, the three executives executed waiver letters, deferring any unpaid compensation per their Original Agreements until the later to occur of (1) the date upon which the Company has raised $2.5 million from equity/debt offerings and/or grants equal to $2.5 million, and (2) January 15, 2020. Accrued deferred compensation per their Original Agreements was recorded in the amount of $104,000 as of December 31, 2020.

In January 2020, the Company issued 312,680 Class A Membership Interests at $2.50 per unit, equal to the value of the most recent private placement, to its three executives to settle unpaid year-end compensation for 2019 and a year-end bonus award, which was approved by the board of directors. The year-end bonus component was equal to 244,860 Class A Membership Interests.

In January 2021, the Company issued 57,430 Class A Membership Interests at $3.25 per unit, equal to the value of the most recent private placement, to two of its executives to settle unpaid year-end bonus award and deferred compensation, which was approved by the board of directors. The year-end bonus component was equal to 38,353 Class A Membership Interests, which was included as accrued compensation. In January 2021, the Company also amended the employment agreements for the three executives.

The board of directors also approved certain grants to members of management as a component of their 2020 year-end compensation, authorizing the issuance of 1,540,000 Class B Membership Interests to its three executives, as well as 75,000 Class B Membership Interests which were granted to non-employee management team members. The Class B Membership Interests are profits interests with a defined exercise price of $3.25 per interest, the Company’s most recent financing offering price. In March 2021, the Company along with its three executives and non-employee management team agreed voluntarily to cancel the aforementioned equity grants. The Company granted options to purchase 770,000 shares of the Company’s common stock in June 2021 to the three-member management team in replacement of the cancelled year-end grants described above.

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

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 10,215,792 were outstanding as of December 31, 2021.

On June 29, 2021, the Company completed an IPO issuing 2,875,000 shares of common stock at a price of $6.00 per share, resulting in net cash proceeds of approximately $14.8 million, with cash issuance costs of approximately $2.4 million. The outstanding Class A and Class B Membership Interests were converted to shares of common stock pursuant to a conversion ratio of one-for-two of the Membership Interests outstanding, resulting in the conversion of 14,082,318 Class A and Class B Membership Interests into 7,041,208 shares of common stock. Warrants to purchase Class A Membership Interests were converted to warrants to purchase common stock at the same one-for two conversion ratio, resulting in 1,437,577 warrants to purchase common stock with a weighted average exercise price of $2.88.

In connection with the IPO, the Company issued 150,000 warrants to the underwriter. Each warrant is exercisable for 4.5 years from December 21, 2021 at an exercise price of $7.50 per share. The Company used the Black-Scholes model to calculate the value of the warrants with an estimated fair value of $618,000. The inputs utilized in the calculation were as follows: four and a half-year term, 0.79% risk-free rate, stock price at grant date of $6.26, and a 94% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

NOTE 7 – SHARE-BASED COMPENSATION

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted performance-based awards of restricted Class A Membership Interests to board members and corporate advisory council members in exchange for services. All of these awards of membership interests became fully vested upon consummation of the Company’s corporate conversion from Delaware limited liability company to a Delaware corporation immediately prior to the Company’s IPO, with the Company recognizing all previously unrecognized compensation expense. The fair value of the membership interests granted during 2020 and 2019 was equal to the per-membership interest value of the most recent private placement with a weighted average of $2.14 per membership interest.

Total share-based compensation associated with these awards has been recorded as general and administrative expenses in the amount of $755,556 and $695,833 for the years ended December 31, 2021 and 2020, respectively.

The following table summarizes the unvested Class A Membership Interests converted to common stock pursuant to a conversion ratio of one-for-two, and associated activity for the 12 months ended December 31, 2021:

Class A
Membership Interests
Converted to common stock at one-for-two ratio

Unvested at December 31, 2020	200,463
Vested	(200,463)
Unvested at December 31, 2021	—

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

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expense of $2,019,325 for the year ended December 31, 2021 related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $2,379,833 for the year ended December 31, 2021 related to compensation expense for these options.

Compensation expense associated with these awards is recognized over the vesting period based on the fair value of the option at the grant date determined based on the Black-Scholes model. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value computation using the Black-Scholes option pricing model. Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for the comparison of volatility and the dividend yield. The risk-free rate of return was derived from U.S. Treasury notes with comparable maturities.

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

Year Ended
December 31, 2021
Expected term	6.2 years
Volatility	93%
Dividend yield	—%
Risk-free interest rate	1.09%
Weighted average grant date fair value	$4.72

A summary of the Company’s stock option activity is as follows:

	Year Ended	Weighted Average
	December 31, 2021	Exercise Price
Outstanding at the beginning of the period	—
Granted	2,357,500	$6.21
Vested	(930,833)	$6.22
Exercised	—
Forfeited	—
Outstanding and expected to vest	1,426,667	$6.20

The total compensation expense not yet recognized as of December 31, 2021 was $6,726,367. The weighted average vesting period for the unvested options is 2.50 years. The intrinsic value of the stock options as of December 31, 2021 was $0, with a remaining weighted average contractual life of 9.5 years. The weighted average grant date fair value is $4.72 as of December 31, 2021. The Company records the impact of any forfeitures of options as they occur.

NOTE 8 – SHARE-BASED PAYMENTS TO VENDORS

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted Class A Membership Interests to certain vendors in the ordinary course of business in exchange for consulting services relating to research and development activities and investor relations. The Company granted 30,145 and 147,413 Class A Membership Interests for the years ended December 31, 2021 and 2020, respectively. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement. The Company recognized the expense in the same period and in the same manner as if the Company had paid cash for the services. The Company recorded general and administrative expenses and research and development expenses for vendor equity grants in the amounts of $201,375 and $21,596 for the year ended December 31, 2021, respectively, and $338,802 and $233,311 for the year ended December 31, 2020, respectively.

In October 2019, the Company granted a total of 150,000 restricted Class A Membership Interests to three consultants for investor relations consulting services performed in 2019 through October 2021. These Class A Membership Interests vested on the second anniversary of the grant date, and were subject to accelerated vesting provisions upon a change of control of the Company. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement, $2.00 per Class A Membership Interest. The Company recognized the expense on a straight-line basis over the vesting period. The Company recorded general and administrative expenses of $125,000 and $150,000 for the years ended December 31, 2021 and 2020, respectively. The conversion adjusted shares of common stock were issued in October 2021.

During 2020, the Company issued 10,077 warrants to an investment banker for services relating to the October 2020 private placement. Each warrant vested upon issuance, is exercisable for 10 years from the date of issuance and has an exercise price of $3.25 per Class A Membership Interest. The Company used the Black-Scholes model to calculate the fair value of the warrants. The inputs utilized in the calculation were as follows: 10-year term, 0.32% risk-free rate, stock price at grant date of $3.25, and a 94% volatility utilizing comparable companies. The Company reduced the amount of the respective equity issuance by $23,177 relating to the warrant issuance.

In the second quarter of 2021, the Company entered into a number of agreements with vendors pursuant to which the Company will make grants of a total of 175,000 shares of common stock, cash payments in the amount of $343,500, and 100,000 options which were included as a part of the July 2021 grant. These contracts have terms which range from six months to three years. The common stock was valued based on the grant date fair value and the options valued utilizing Black-Scholes option pricing model. The cash payments will be expensed over the service period and the equity component expensed consistent with the contractual vesting. These shares and options were granted in the third quarter pursuant to the Plan.

In the third quarter of 2021, the Company granted vendors a total of 35,695 shares of common stock pursuant to the Plan. The Company recorded general, and administrative expense of $208,270, based on the respective grant date fair values, for the year ended December 31, 2021.

In October 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company will grant $150,000 of common stock over the term of service. The Company granted 13,889 shares of common stock at grant date fair value and recorded general and administrative expenses of $75,000 for the year ended December 31, 2021.

NOTE 9 – INCOME TAXES

The Company has $6.1 million of net operating loss carryforwards and $0.1 million of research tax credit carryforwards as of December 31, 2021. The net operating loss carryforwards are indefinite lived and research tax credit carryforwards will expire in 2041. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The components of the net deferred income tax asset at December 31, 2021 are as follows:

2021
Deferred tax assets:
Net operating loss carryforwards	$1,594,650
Share‑based compensation	1,149,720
Research and development credit carryforwards	105,881
Gross deferred tax assets	2,850,251
Less valuation allowance	(2,850,251)
Net deferred tax asset	$—

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2021 because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of income tax expense (benefit) at the statutory Federal income tax rate and income taxes as reflected in the financial statements for both years ended December 31, 2021 is as follows:

Federal income tax expense at statutory rate	21.0%
State income tax, net of federal benefit	5.1
Permanent differences	—
Research and development tax credit	1.0
Change in valuation allowance	(27.1)
Effective income tax rate	—%

The Company files income tax returns in the U.S. and the State of New York. The tax year 2021 is open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service or any other jurisdictions for any tax years. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the Internal Revenue Service, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions. The Company’s policy is to record interest and penalties related to tax matters in income tax expense

NOTE 10 – NET LOSS PER SHARE

On June 23, 2021, the Company completed a corporate conversion from a limited liability company to a corporation. Accordingly, the outstanding Class A and Class B Membership Interests were converted to shares of common stock using a conversion ratio of one-half of one share of common stock for each Class A membership interest or Class B membership interest, resulting in the conversion of 14,082,318 Class A and Class B Membership Interests into 7,041,208 shares of common stock.

Basic and diluted net loss per share of common stock for the 12 months ended December 31, 2021 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 1,588,477 warrants, and 2,357,500 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The effects of the corporate conversion on the Company’s weighted average shares of common stock outstanding and net loss per share have been reflected for all periods presented retroactively.

NOTE 11 – RELATED PARTY TRANSACTIONS

During 2020, the Company engaged a former member of the board of directors to provide administrative services for a 12-month period for a total of $15,000, $7,500 of which was expensed in 2020. The Company paid and expensed $7,500 for these services during the third quarter of 2021, representing the balance of the services per the agreement.

NOTE 12 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.