Form 10-Q
period 2022-03-31
Acurx Pharmaceuticals, Inc.
filed 2022-05-10
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2022

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

Registrant’s telephone number, including area code (917) 533-1469

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol	Name of each exchange on which registered
Common Stock, $0.001 par value per share	ACXP	The Nasdaq Capital Market

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒Yes     ☐No

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). ☒Yes     ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

As of May 9, 2022, there were 10,263,202 shares of common stock, $0.001 par value, issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	general economic and financial conditions;
●	the adverse effects of public health epidemics, including the recent COVID-19 outbreak, on our business, results of operations and financial condition;
●	the costs of being a public company;
●	our ability to keep pace with technological advances;
●	the success of our marketing activities;
●	a disruption of breach of our information technology systems;
●	our dependence on third parties;
●	the performance of third parties on which we depend;
●	compliance with health and safety laws;
●	our ability to obtain and maintain protection for our intellectual property and proprietary rights;
●	our ability to protect and defend against litigation, including claims related to intellectual property and proprietary rights;
●	product shortages and relationships with key suppliers;
●	our ability to attract key employees;
●	the volatility of the price of our common stock;
●	the marketability of our common stock;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	March 31,	December 31,
	2022	2021
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$11,082,846	$12,958,846
Prepaid Expenses	239,454	295,304
TOTAL ASSETS	$11,322,300	$13,254,150

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$633,028	$843,909
TOTAL CURRENT LIABILITIES	633,028	843,909

TOTAL LIABILITIES	633,028	843,909

COMMITMENTS AND CONTINGENCIES

Common Stock; $.001 par value, 200,000,000 shares authorized, 10,263,202 and 10,215,792 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	10,263	10,216
Additional Paid-In Capital	39,897,456	38,948,334
Accumulated Deficit	(29,218,447)	(26,548,309)
TOTAL SHAREHOLDERS' EQUITY	10,689,272	12,410,241

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$11,322,300	$13,254,150

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$818,888	$91,908
General and Administrative	1,851,250	1,382,421

TOTAL OPERATING EXPENSES	2,670,138	1,474,329

NET LOSS	$(2,670,138)	$(1,474,329)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.26)	$(0.21)

Weighted average common shares/units outstanding basic and diluted	10,232,843	6,867,289

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY (unaudited)

	Class A Membership Interests		Class B Membership Interests		Common Stock		Additional	Accumulated	Total
	Number of Units	Amount	Number of Units	Amount	Shares	Amount	Paid-In Capital	Deficit	Shareholders' and Members' Equity
Balance at January 1,2021	13,493,807	$16,402,198	100,000	$100,000	—	$—	$—	$(13,800,612)	$2,701,586

Executive Compensation Settled with Membership Interests	57,430	186,650	471,042	730,115	—	—	—	—	916,765

Cancellation of Class B Issuance	-	—	(471,042)	—	—	—	—	—	—

Share-Based Compensation	143,814	191,667	—	—	—	—	—	—	191,667

Share-Based Payments to Vendors	30,145	135,471	—	—	—	—	—	—	135,471

Net Loss	—	—	—	—	—	—	—	(1,474,329)	(1,474,329)

Balance at March 31, 2021	13,725,196	$16,915,986	100,000	$830,115	—	$—	$—	$(15,274,941)	$2,471,160

Balance at January 1, 2022	—	$—	—	$—	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241

Share-Based Compensation	—	—	—	—	—	—	761,069	—	761,069

Share-Based Payments to Vendors	—	—	—	—	43,889	44	188,056	—	188,100

Cashless Warrant Exercise	—	—	—	—	3,521	3	(3)	—	—

Net Loss	—	—	—	—	—	—	—	(2,670,138)	(2,670,138)

Balance at March 31, 2022	—	$—	—	$—	10,263,202	$10,263	$39,897,456	$(29,218,447)	$10,689,272

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2022	2021
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(2,670,138)	$(1,474,329)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	761,069	191,667
Share-Based Payments to Vendors	188,100	135,471
Executive Compensation Settled with Membership Interests	—	916,765
(Increase) / Decrease in:
Prepaid Expenses and Other Assets	55,850	(304,958)
Accounts Payable and Accrued Expenses	(210,881)	(11,754)

Net Cash Used in Operating Activities	(1,876,000)	(547,138)

Net Decrease in Cash	(1,876,000)	(547,138)

Cash at Beginning of Period	12,958,846	3,175,411

Cash at End of Period	$11,082,846	$2,628,273

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. As of March 31, 2022, the Company had a cash balance of approximately $11.1 million, which based on current estimates will be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the financial statements for the period ended March 31, 2022. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2021 filed in Form 10-K.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three months ended March 31, 2022 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Prior to the Company’s corporate conversion in June 2021, the Company was organized as a limited liability company. As such, the Company was not a tax paying entity for federal income tax purposes and, therefore, no income tax expense had been recorded in the financial statements. Income or losses of the Company was passed through to the members for inclusion in their respective income tax returns.

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of March 31, 2022, the Company had cash of approximately $11.1 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $818,888 and $91,908 for the three months ended March 31, 2022 and 2021, respectively.

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

Major Vendor

The Company had a major vendor that accounted for approximately 49% of the research and development expenditures for the three months ended March 31, 2022. The same vendor also accounted for approximately 53% of the total accounts payable and accrued expenses as of March 31, 2022. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2022 and December 31, 2021 were as follows:

	March 31, 2022	December 31, 2021
Accrued compensation expenses	$15,625	$508,343
Accrued research and development	532,322	229,090
Accrued professional fees	78,725	43,102
Other accounts payable and accrued expenses	6,356	63,374
Total	$633,028	$843,909

NOTE 4 – EXECUTIVE COMPENSATION

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

NOTE 5 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 10,263,202 were outstanding as of March 31, 2022.

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

NOTE 6 – SHARE-BASED COMPENSATION

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted performance-based awards of restricted Class A Membership Interests to board members and corporate advisory council members in exchange for services. All of these awards of membership interests became fully vested upon consummation of the Company’s corporate conversion from Delaware limited liability company to a Delaware corporation immediately prior to the Company’s IPO in June 2021, with the Company recognizing all previously unrecognized compensation expense. The fair value of the membership interests granted during 2020 and 2019 was equal to the per-membership interest value of the most recent private placement. Total share-based compensation associated with these awards had been recorded as general and administrative expenses in the amount of $191,667 for the three months ended March 31, 2021.

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 2,408,631 shares of common stock, subject to adjustments as provided in the Plan, of which 567,936 are currently still available for issuance. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expense of $181,720 for the three months ended March 31, 2022 related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,916 for the three months ended March 31, 2022 related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $88,433 for the three months ended March 31, 2022 related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

Three Months Ended
March 31, 2022
Expected term	10 years
Volatility	89%
Dividend yield	—%
Risk-free interest rate	1.70%
Weighted average grant date fair value	$3.79

A summary of the Company’s stock option activity is as follows:

	Three Months Ended	Weighted Average
	March 31, 2022	Exercise Price
Outstanding at the beginning of the period	2,357,500	6.21
Granted	80,000	$4.44
Vested	(1,096,833)	$6.18
Outstanding and expected to vest	1,340,667	$6.13

The total compensation expense not yet recognized as of March 31, 2022 was $6,268,497. The weighted average vesting period for the unvested options is 2.27 years. The intrinsic value of the stock options as of March 31, 2022 was $0, with a remaining weighted average contractual life of 9.27 years. The weighted average grant date fair value is $4.69 as of March 31, 2022. The Company records the impact of any forfeitures of options as they occur.

NOTE 7 – SHARE-BASED PAYMENTS TO VENDORS

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted Class A Membership Interests to certain vendors in the ordinary course of business in exchange for consulting services relating to research and development activities and investor relations. The Company granted 30,145 Class A Membership Interests for the three months ended March 31, 2021. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement. The Company recognized the expense in the same period and in the same manner as if the Company had paid cash for the services. The Company recorded general and administrative expenses and research and development expenses for vendor equity grants in the amounts of $113,875 and $21,596 for the three months ended March 31, 2021, respectively.

In October 2019, the Company granted a total of 150,000 restricted Class A Membership Interests to three consultants for investor relations consulting services performed in 2019 through October 2021. These Class A Membership Interests vested on the second anniversary of the grant date, and were subject to accelerated vesting provisions upon a change of control of the Company. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement, $2.00 per Class A Membership Interest. The Company recognized the expense on a straight-line basis over the vesting period. The Company recorded general and administrative expenses of $37,500 for the three months ended March 31, 2021. The conversion adjusted shares of common stock were issued in October 2021.

In October 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company will grant $150,000 of common stock over the term of service. In January 2022, The Company granted 13,889 shares of common stock at grant date fair value, pursuant to the agreement, and recorded general and administrative expenses of $75,000 for the three months ended March 31, 2022.

In March 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77, and paid $25,000 of cash compensation The cash component will be expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $113,100 for the three months ended March 31, 2022.

NOTE 8 – NET LOSS PER SHARE

On June 23, 2021, the Company completed a corporate conversion from a limited liability company to a corporation. Accordingly, the outstanding Class A and Class B Membership Interests were converted to shares of common stock using a conversion ratio of one-half of one share of common stock for each Class A membership interest or Class B membership interest.

Basic and diluted net loss per share of common stock for the three months ended March 31, 2022 and 2021 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 1,582,227 warrants and 2,437,500 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The effects of the corporate conversion on the Company’s weighted average shares of common stock outstanding and net loss per share have been reflected for all periods presented retroactively.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading "Management’s Discussion and Analysis of Financial Condition and Results of Operations" for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K (the “2021 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading "Special Note Regarding Forward-Looking Statements" in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading "Risk Factors" in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the Pol IIIC enzyme, a previously unexploited scientific target. On December 3, 2021, we commenced enrollment in a double-blind, active controlled clinical trial of ibezapolstat versus vancomycin, the standard of care to treat C. difficile infections (“CDI”).

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

Since the start of the COVID-19 pandemic, we continued to enroll patients in our Phase 2a and Phase 2b clinical trial of our lead antibiotic candidate, ibezapolstat, although enrollment rates decreased significantly compared to expectations. Other areas of our business experienced no change, including our research and development activities with key vendors. We believe that the COVID-19 pandemic has highlighted the importance of antibiotic development in responding to global health issues particularly because many hospitalized COVID-19 patients were also prescribed antibiotics which only accelerates the current antimicrobial resistance crisis described by several regulatory bodies worldwide.

The extent to which the COVID-19 pandemic will ultimately continue to impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. Given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. While we believe that we are well positioned for the future as we navigate the crisis and prepare for an eventual return to a more normal operating environment, we continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including stock-based compensation, for personnel in our executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, precommercialization and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Results of Operations

Three Months Ended March 31, 2022 Compared to the Three Months Ended March 31, 2021

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2022 compared with the three months ended March 31, 2021:

	Three Months Ended
	March 31,		Percentage
	2022	2021	Increase (Decrease)
	(in thousands)
Research and Development Expenses	$819	$92	790%
General and Administrative Expenses	$1,851	$1,382	34%
Total Operating Expenses	$2,670	$1,474	81%
Net Loss	$(2,670)	$(1,474)	81%

Research and Development Expenses

Research and development expenses were $0.8 million for the three months ended March 31, 2022 and $0.1 million for the three months ended March 31, 2021, an increase of $0.7 due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2022 and $1.4 million for the three months ended March 31, 2021, an increase of $0.5 million. The increase was primarily due to a $0.4 million increase in professional fees, legal and insurance costs and a $0.1 million increase in compensation costs.

Net Loss

Net loss was $2.7 million for the three months ended March 31, 2022, and $1.5 million for the three months ended March 31, 2021, an increase of $1.1 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $29.2 million as of March 31, 2022. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million.

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

As of March 31, 2022, we had working capital of $10.7 million, consisting primarily of $11.1 million of cash, offset by $0.6 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	For the three months ended
	March 31,
	2022	2021
Net cash used in operating activities	$(1,876)	$(547)
Net cash provided by financing activities	—	—
Net decrease in cash	$(1,876)	$(547)

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2022. The net loss was greater than the net cash used in operating activities by $0.8 million, primarily attributable to share-based compensation and share-based vendor payments of $0.9 million, offset by a decrease in accrued expenses of $0.2 million.

Net cash used in operating activities was $0.5 million for the three months ended March 31, 2021. The net loss was greater than the net cash used in operating activities by $0.9 million, primarily attributable to executive compensation settled in membership interests of $0.9 million, share-based compensation and shared-based vendor payments of $0.3 million, offset by an increase in prepaid expenses and other assets of $0.3 million.

Net Cash Used in Financing Activities

There was no cash provided from financing activities for the three months ended March 31, 2022 and 2021, respectively.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three months ended March 31, 2022 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Prior to the Company’s corporate conversion in June 2021, the Company was organized as a limited liability company. As such, the Company was not a tax paying entity for federal income tax purposes and, therefore, no income tax expense had been recorded in the financial statements. Income or losses of the Company was passed through to the members for inclusion in their respective income tax returns.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $818,888 and $91,908 for the three months ended March 31, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of March 31, 2022 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect, or that they will have a significant impact on us at the time they become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were not effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q as a result of a material weakness in our internal control over financial reporting due to inadequate segregation of duties resulting from the size of our Company and our limited personnel.

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

To remediate the inadequate segregation of duties, our management (i) has engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees and (ii) has hired a controller to remediate the segregation of duties issue, who commenced employment in April 2022.

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

Prior to our IPO in June 2021, we were a private company with limited accounting and finance personnel, adequate review processes and other resources with which to address our internal controls and procedures. Based on the evaluation of our internal controls, we concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as a result of a material weakness in our internal control over financial reporting due to inadequate segregation of duties resulting from the size of our Company and our limited personnel. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the material weakness due to the inadequate segregation of duties, our management (i) has engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees and (ii) has hired a controller to remediate the segregation of duties issue, who commenced employment in April 2022. Although we have taken steps to address the material weakness, we are still in the process of completing the remediation and we cannot assure you that the steps we are taking will be sufficient to remediate our material weakness or prevent future material weaknesses or significant deficiencies from occurring.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $2.7 million for the three months ended March 31, 2022 and $12.7 million for the year ended December 31, 2021, and $4.6 million for the year ended December 31, 2020. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of March 31, 2022, we had approximately $11.1 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. We believe that, based upon our current estimates, our existing capital resources, will be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the period ended March 31, 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Efforts to control prescription drug prices could also have a material adverse effect on our business. For example, in 2018, President Trump and the Secretary of the U.S. Department of Health and Human Services ("HHS") released the "American Patients First Blueprint" and have begun implementing certain portions. The initiative includes proposals to increase generic drug and biosimilar competition, enable the Medicare program to negotiate drug prices more directly and improve transparency regarding drug prices and ways to lower consumers' out-of-pocket costs. The Trump administration also proposed to establish an "international pricing index" that would be used as a benchmark to determine the costs and potentially limit the reimbursement of drugs under Medicare Part B. Among other pharmaceutical manufacturer industry-related proposals, Congress has proposed bills to change the Medicare Part D benefit to impose an inflation-based rebate in Medicare Part D and to alter the benefit structure to increase manufacturer contributions in the catastrophic phase. The volume of drug pricing-related bills has dramatically increased under the current Congress, and the resulting impact on our business is uncertain and could be material.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our 2021 Annual Report, these factors include:

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

Our officers, directors and their affiliates currently collectively own 2,396,201 shares of our common stock or approximately 23% of our outstanding shares of common stock. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Acurx Pharmaceuticals, Inc.

Date: May 10, 2022	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 10, 2022	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)