Form 10-Q
period 2022-06-30
Acurx Pharmaceuticals, Inc.
filed 2022-08-12
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2022

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

As of August 12, 2022, there were 11,422,413 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	June 30,	December 31,
	2022	2021
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$9,092,197	$12,958,846
Prepaid Expenses	116,856	295,304
TOTAL CURRENT ASSETS	9,209,053	13,254,150

NON CURRENT ASSETS
Deferred Offering Costs	50,247	—
TOTAL ASSETS	$9,259,300	$13,254,150

LIABILITIES AND SHAREHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$473,879	$843,909
TOTAL CURRENT LIABILITIES	473,879	843,909

TOTAL LIABILITIES	473,879	843,909

COMMITMENTS AND CONTINGENCIES

Common Stock; $.001 par value, 200,000,000 shares authorized, 10,263,202 and 10,215,792 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	10,263	10,216
Additional Paid-In Capital	40,614,138	38,948,334
Accumulated Deficit	(31,838,980)	(26,548,309)
		—
TOTAL SHAREHOLDERS' EQUITY	8,785,421	12,410,241

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$9,259,300	$13,254,150

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$911,692	$95,074	$1,730,580	$186,981
General and Administrative	1,708,841	3,975,488	3,560,090	5,357,911

TOTAL OPERATING EXPENSES	2,620,533	4,070,562	5,290,670	5,544,892

Gain on forgiveness of Paycheck Protection Program Loan	—	66,503	—	66,503

NET LOSS	$(2,620,533)	$(4,004,059)	$(5,290,670)	$(5,478,389)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.26)	$(0.57)	$(0.52)	$(0.79)

Weighted average pro forma shares outstanding basic and diluted	10,263,202	6,968,341	10,248,107	6,908,396

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY (unaudited)

	Class A Membership Interests		Class B Membership Interests		Common Stock		Additional	Accumulated	Total
	Number of Units	Amount	Number of Units	Amount	Shares	Amount	Paid-In Capital	Deficit	Members' and Shareholders' Equity
Balance at January 1,2021	13,493,807	$16,402,198	100,000	$100,000	—	$—	$—	$(13,800,612)	$2,701,586

Executive Compensation Settled with Membership Interests	57,430	186,650	471,042	730,115	—	—	—	—	916,765

Cancellation of Class B Issuance	—	—	(471,042)	—	—	—	—	—	—

Share-Based Compensation	143,814	191,667	—	—	—	—	—	—	191,667

Share-Based Payments to Vendors	30,145	135,471	—	—	—	—	—	—	135,471

Net Loss	—	—	—	—	—	—	—	(1,474,330)	(1,474,330)

Balance at March 31, 2021	13,725,196	$16,915,986	100,000	$830,115	—	$—	$—	$(15,274,942)	$2,471,159

Share-Based Compensation	257,122	563,889	—	—	—	—	1,655,885	—	2,219,774

Share-Based Payments to Vendors	—	37,500	—	—	—	—	—	—	37,500

Corporate Conversion	(13,982,318)	(17,517,375)	(100,000)	(830,115)	7,041,208	7,041	18,340,449	—	—

Initial Public Offering, net of issuance costs	—	—	—	—	2,875,000	2,875	14,794,257	—	14,797,132

Net Loss	—	—	—	—	—	—	—	(4,004,059)	(4,004,059)

Balance at June 30, 2021	—	$—	—	$—	9,916,208	$9,916	$34,790,591	$(19,279,001)	$15,521,506

Balance at January 1,2022	—	$—	—	$—	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241

Share-Based Compensation	—	—	—	—	—	—	761,069	—	761,069

Share-Based Payments to Vendors	—	—	—	—	43,889	44	188,056	—	188,100

Cashless Warrant Exercise	—	—	—	—	3,521	3	(3)	—	—

Net Loss	—	—	—	—	—	—	—	(2,670,138)	(2,670,138)

Balance at March 31, 2022	—	$—	—	$—	10,263,202	$10,263	$39,897,456	$(29,218,447)	$10,689,272

Share-Based Compensation	—	—	—	—	—	—	716,682	—	716,682

Net Loss	—	—	—	—	—	—	—	(2,620,533)	(2,620,533)

Balance at June 30, 2022	—	$—	—	$—	10,263,202	$10,263	$40,614,138	$(31,838,980)	$8,785,421

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2022	2021
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net loss	$(5,290,670)	$(5,478,389)
Adjustments to reconcile net loss to net cash used in operating activities:
Share-Based Compensation	1,477,751	2,411,441
Share-Based Payments to Vendors	188,100	172,971
Executive Compensation Settled with Membership Interests	—	916,765
Gain on forgiveness of Paycheck Protection Program Loan	—	(66,503)
(Increase) / Decrease in:
Prepaid Expenses	178,448	(295,940)
Deferred Offering Costs	(50,247)	—
Accounts Payable and Accrued Expenses	(370,031)	1,462,708

Net Cash Used in Operating Activities	(3,866,649)	(876,947)

Cash Flow from Financing Activities:
Proceeds from Initial Public Offering, net of issuance costs	—	14,797,132

Net Cash Provided By Financing Activities	—	14,797,132

Net (Decrease)/Increase in Cash	(3,866,649)	13,920,185

Cash at Beginning of Period	12,958,846	3,175,411

Cash at End of Period	$9,092,197	$17,095,596

SUPPLEMENTAL DISCLOSURE NON CASH FINANCING ACTIVITY
Initial Public Offering Issuance Costs yet to be paid	$—	$286,000

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This outbreak caused major disruptions to businesses and markets worldwide as the virus continued to spread. The COVID-19 pandemic has disrupted, and the Company expects it will continue to disrupt, its operations. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic, at this time, if the pandemic continues over a long period of time, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. As of June 30, 2022, the Company had a cash balance of approximately $9.1 million, which based on current estimates will be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed financial statements for the period ended June 30, 2022. Also, see note 10 for financing update subsequent to quarter end. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited condensed interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2021 filed in Form 10-K.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the six months ended June 30, 2022 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of June 30, 2022, the Company had cash of approximately $9.1 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $911,692 and $95,074 for the three months ended June 30, 2022 and 2021, respectively, and $1,730,580 and $186,981 for the six months ended June 30, 2022 and 2021, respectively.

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

Major Vendor

The Company had a major vendor that accounted for approximately 25% and 0% of the research and development expenditures for the three months ended June 30, 2022 and 2021, respectively, and 36% and 1% for the six months ended June 30, 2022 and 2021, respectively. The same vendor also accounted for approximately 18% and 5% of the total accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2022 and December 31, 2021 were as follows:

	June 30, 2022	December 31, 2021
Accrued compensation expenses	$26,087	$508,343
Accrued research and development	304,052	229,090
Accrued professional fees	137,976	43,102
Other accounts payable and accrued expenses	5,764	63,374
Total	$473,879	$843,909

NOTE 4 – EXECUTIVE COMPENSATION

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

NOTE 5 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 10,263,202 were outstanding as of June 30, 2022.

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

NOTE 6 – SHARE-BASED COMPENSATION

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted performance-based awards of restricted Class A Membership Interests to board members and corporate advisory council members in exchange for services. All of these awards of membership interests became fully vested upon consummation of the Company’s corporate conversion from a Delaware limited liability company to a Delaware corporation immediately prior to the Company’s IPO in June 2021, with the Company recognizing all previously unrecognized compensation expense. The fair value of the membership interests granted during 2020 and 2019 was equal to the per-membership interest value of the most recent private placement. Total share-based compensation associated with these awards had been recorded as general and administrative expenses in the amount of $563,889 and $755,556 for the three and six months ended June 30, 2021, respectively.

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 2,408,631 shares of common stock, subject to adjustments as provided in the Plan, of which 537,936 are currently still available for issuance. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expense of $181,720 and $363,440 for the three and six months ended June 30, 2022, and $1,655,885 for the three and six months ended June 30, 2021, related to compensation expense for these options.

In the second quarter of 2021, the Company entered into a number of agreements with vendors pursuant to which the Company granted a total of 175,000 shares of common stock, cash payments in the amount of $343,500 and 100,000 options which were included as a part of the July 2021 grant. These contracts have terms which range from six months to three years. The common stock was valued based on the grant date fair value and the options valued utilizing Black-Scholes option pricing model. The cash payments were expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expense of $1,095,500 for the three and six months ended June 30, 2021 and $0 for the three and six months ended June 30, 2022, respectively related to compensation expense for these shares.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,917 and $981,833 for the three and six months ended June 30, 2022 related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 and $107,383 for the three and six months ended June 30, 2022 related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $25,095 for the three and six months ended June 30, 2022, related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

Six Months Ended
June 30, 2022
Expected term	9 years
Volatility	90%
Dividend yield	—%
Risk-free interest rate	2.01%
Weighted average grant date fair value	$3.54

A summary of the Company’s stock option activity is as follows:

	Six Months Ended	Weighted Average
	June 30, 2022	Exercise Price
Outstanding at the beginning of the period	2,357,500	$6.21
Granted	110,000	$4.26
Vested	(1,253,250)	$6.16
Outstanding and expected to vest	1,214,250	$6.08

The total compensation expense not yet recognized as of June 30, 2022 was $5,637,855. The weighted average vesting period for the unvested options is 2.03 years. The intrinsic value of the stock options as of June 30, 2022 was $0, with a remaining weighted average contractual life of 9.03 years. The weighted average grant date fair value for all options is $4.67 as of June 30, 2022. The Company records the impact of any forfeitures of options as they occur.

NOTE 7 – SHARE-BASED PAYMENTS TO VENDORS

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted Class A Membership Interests to certain vendors in the ordinary course of business in exchange for consulting services relating to research and development activities and investor relations. The Company granted 30,145 Class A Membership Interests for the six months ended June 30, 2021. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement. The Company recognized the expense in the same period and in the same manner as if the Company had paid cash for the services. The Company recorded general and administrative expenses and research and development expenses for vendor equity grants in the amounts of $37,500 and $0 for the three months ended June 30, 2021 and $151,375 and $21,596 for the six months ended June 30, 2021, respectively.

In October 2019, the Company granted a total of 150,000 restricted Class A Membership Interests to three consultants for investor relations consulting services performed in 2019 through October 2021. These Class A Membership Interests vested on the second anniversary of the grant date, and were subject to accelerated vesting provisions upon a change of control of the Company. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement, $2.00 per Class A Membership Interest. The Company recognized the expense on a straight-line basis over the vesting period. The Company recorded general and administrative expenses of $37,500 for the three months ended June 30, 2021 and $75,000 for the six months ended June 30, 2021. The conversion adjusted shares of common stock were issued in October 2021.

In October 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company will grant $150,000 of common stock over the term of service. In January 2022, The Company granted 13,889 shares of common stock at grant date fair value, pursuant to the agreement, and recorded general and administrative expenses of $0 for the three months ended June 30, 2022 and $75,000 for the six months ended June 30, 2022.

In March 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77 and paid $25,000 of cash compensation The cash component will be expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 for the three months ended June 30, 2022 and $113,100 for the six months ended June 30, 2022.

NOTE 8 – NET LOSS PER SHARE

On June 23, 2021, the Company completed a corporate conversion from a limited liability company to a corporation. Accordingly, the outstanding Class A and Class B Membership Interests were converted to shares of common stock using a conversion ratio of one-half of one share of common stock for each Class A membership interest or Class B membership interest.

Basic and diluted net loss per share of common stock for the three and six months ended June 30, 2022 and 2021 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 1,582,227 warrants and 2,467,500 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The effects of the corporate conversion on the Company’s weighted average shares of common stock outstanding and net loss per share have been reflected for all periods presented retroactively.

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

NOTE 10 – SUBSEQUENT EVENTS

On July 25, 2022, the Company entered into securities purchase agreements (the “Purchase Agreements) with David P. Luci, the Company’s President and Chief Executive Officer, Robert J. DeLuccia, the Company’s Executive Chairman, Carl V. Sailer, a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 prefunded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable and may be exercised at any time until fully exercised.

The gross proceeds to the Company from the registered direct offering were $4.2 million and net proceeds after deducting the placement agents’ fees and other offering expenses payable by the Company were approximately $3.7 million.

In a concurrent private placement, the Company issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. The Company issued an aggregate of 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55. Additionally, the Company issued an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2028. The series B warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2024. The registered direct offering and concurrent private placement closed on July 27, 2022.

On July 25, 2022, the Company entered into a co-placement agent agreement (the “Placement Agent Agreement”), with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim”, and together with AGP, the “Placement Agents”) in connection with the registered direct offering pursuant to which the Company paid the Placement Agents a cash fee of $287,874 and issued to the Placement Agents an aggregate of 63,018 warrants to purchase shares of common stock (which is 5% of the aggregate number of shares of common stock and pre-funded warrants sold in the registered direct offering to the Investor and 2.5% of the aggregate number of shares of common stock sold to the Affiliate Investors). The warrants will have an exercise price of $3.60 per share (representing 110% of the weighted average public offering price of the aggregate number of shares of common stock sold in the registered direct offering to the Investor and Affiliate Investors), will be exercisable beginning January 27, 2023, and will expire on July 27, 2027.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2021 included in the Annual Report on Form 10-K (the “2021 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 16, 2022. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Recent Developments

Referring Physician Program and Trial Site Expansion

In July 2022, we launched an innovative patient enrollment acceleration program (“Referring Physician Program”) to optimize patient enrollment in our ongoing Phase 2b clinical trial of ibezapolstat in patients with CDI. Our newly instituted Referring Physician Program involves principal investigators and study coordinators of our clinical trial sites reaching out to potential Referring Physicians (“RPs”) within an approximately twenty-five mile radius of our clinical trial sites. In each case, our scientific team has identified all of these potential RPs as high-prescribing physicians of the most commonly used antibiotics for treatment of C. difficile Infection over a recent twelve-month period.

According to the physician prescribing data available to us from an industry-standard source, identified RPs in the aggregate of just fourteen of our currently activated clinical trial sites treated a total of over 30,000 patients in a recent one-year period, suggesting that a substantial number of subjects could potentially be available for referral to one of these fourteen clinical trial sites if the patients qualify. The first tranche of this program has been activated with four of our clinical trial sites and is planned to be followed up later this year with a second tranche of twelve to twenty clinical trial sites as we expand our participating sites from sixteen up to thirty.

We believe the Referring Physician Program, which has a number of other supportive elements, will enhance the rate of enrollment potentially mitigating or partially mitigating the countervailing enrollment disruption caused by the COVID-19 pandemic.

Additionally, in July 2022, we increased the target number of clinical trial sites participating in our Phase 2b clinical trial from a targeted twenty-four clinical trial sites up to thirty clinical trial sites. With sixteen clinical trial sites active and eight more clinical trial sites currently onboarding, our scientific team will target six additional clinical trial sites to participate in the Phase 2b clinical trial.

Registered Direct Offering

On July 25, 2022, we entered into securities purchase agreements (the “Purchase Agreements”) with David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, a member of our board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which we issued and sold in a registered direct offering an aggregate of 1,159,211 shares of our common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of our common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable and may be exercised at any time until fully exercised.

The gross proceeds to us from the registered direct offering were $4.2 million and net proceeds after deducting the placement agents’ fees and other offering expenses payable by us were approximately $3.7 million. The securities were offered by the Company pursuant to an effective shelf registration statement on Form S-3 (File No. 333-265956) previously filed with the SEC on July 1, 2022, and which was declared effective by the SEC on July 11, 2022.

In a concurrent private placement, we issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of our common stock and series B warrants to purchase 1,289,980 shares of our common stock, all of which are deemed equity classified. We issued an aggregate of 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55. Additionally, we issued an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2028. The series B warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2024. The registered direct offering and concurrent private placement closed on July 27, 2022.

On July 25, 2022, we entered into a co-placement agent agreement (the “Placement Agent Agreement”), with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim”, and together with AGP, the “Placement Agents”) in connection with the registered direct offering pursuant to which we paid the Placement Agents a cash fee of $287,874 and issued to the Placement Agents an aggregate of 63,018 warrants to purchase shares of common stock (which is 5% of the aggregate number of shares of common stock and pre-funded warrants sold in the registered direct offering to the Investor and 2.5% of the aggregate number of shares of common stock sold to the Affiliate Investors). The warrants will have an exercise price of $3.60 per share (representing 110% of the weighted average public offering price of the aggregate number of shares of common stock sold in the registered direct offering to the Investor and Affiliate Investors), will be exercisable beginning January 27, 2023, and will expire on July 27, 2027.

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

Effects of Coronavirus (COVID-19) on Our Business

The World Health Organization (“WHO”) recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. The impact of COVID-19 and its variants, including direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages, have been and remain unpredictable.

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

Results of Operations

Three Months Ended June 30, 2022 Compared to the Three Months Ended June 30, 2021

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2022 compared with the three months ended June 30, 2021:

	Three Months Ended
	June 30,		Percentage
	2022	2021	Increase (Decrease)

	(in thousands)
Research and Development Expenses	$912	$95	859%
General and Administrative Expenses	$1,709	$3,976	(57)%
Total Operating Expenses	$2,621	$4,071	(36)%
Gain on PPP Loan Forgiveness	$—	$67	(100)%
Net Loss	$(2,621)	$(4,004)	(35)%

Research and Development Expenses

Research and development expenses were $0.9 million for the three months ended June 30, 2022 and $0.1 million for the three months ended June 30, 2021, an increase of $0.8 due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended June 30, 2022 and $3.9 million for the three months ended June 30, 2021, a decrease of $2.2 million. The decrease was primarily due to a $1.1 million decrease in professional fees and $1.3 million decrease in share-based compensation costs offset by $0.1 million increase in insurance costs.

Net Loss

Net loss was $2.6 million for the three months ended June 30, 2022, and $4.0 million for the three months ended June 30, 2021, a decrease of $1.4 million, due to the reasons stated above.

Six Months Ended June 30, 2022 Compared to Six Months Ended June 30, 2021

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2022 compared with the six months ended June 30, 2021:

	Six Months Ended
	June 30,		Percentage
	2022	2021	Increase (Decrease)

	(in thousands)
Research and Development Expenses	$1,730	$187	825%
General and Administrative Expenses	$3,561	$5,358	(34)%
Total Operating Expenses	$5,291	$5,545	(5)%
Gain on PPP Loan Forgiveness	$—	$67	(100)%
Net Loss	$(5,291)	$(5,478)	(3)%

Research and Development Expenses

Research and development expenses were $1.7 million for the six months ended June 30, 2022, and $0.2 million for the six months ended June 30, 2021, an increase of $1.5 million due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the six months ended June 30, 2022 and $5.4 million for the six months ended June 30, 2021, a decrease of $1.8 million. The decrease was primarily due to a $1 million decrease in professional fees, and a $1.3 million decrease in share-based compensation costs, offset by $0.4 million increase in legal and insurance costs.

Net Loss

Net loss was $5.3 million for the six months ended June 30, 2022, and $5.5 million for the six months ended June 30, 2021, a decrease of $0.2 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $31.8 million as of June 30, 2022. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million.

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

As of June 30, 2022, we had working capital of $8.7 million, consisting primarily of $9.1 million of cash and $0.1 million of prepaid expenses, offset by $0.5 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	For the six months ended
	June 30,
	2022	2021

	(in thousands)
Net cash used in operating activities	$(3,867)	$(877)
Net cash provided by financing activities	—	14,797
Net (decrease)/increase in cash	$(3,867)	$13,920

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.9 million for the six months ended June 30, 2022. The net loss was greater than the net cash used in operating activities by $1.4 million, primarily attributable to share-based compensation and share-based vendor payments of $1.7 million, offset by a decrease in accrued expenses of $0.4 million.

Net cash used in operating activities was $0.9 million for the six months ended June 30, 2021. The net loss was greater than the net cash used in operating activities by $4.6 million, primarily attributable to share-based compensation of $3.4 million and an increase in accounts payable of $1.5 million, offset by an increase in prepaid expense of $0.3 million

Net Cash Provided by Financing Activities

There was no cash provided from financing activities for the six months ended June 30, 2022.

Net cash provided by financing activities was $14.8 million for the six months ended June 30, 2021, which was attributable to the net proceeds from the Company’s IPO.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and stock-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2, “Summary of significant accounting policies”, we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the six months ended June 30, 2022 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,730,580 and $186,981 for the six months ended June 30, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of June 30, 2022 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect, or that they will have a significant impact on us at the time they become effective.

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

Prior to our IPO in June 2021, we were a private company with limited accounting and finance personnel, adequate review processes and other resources with which to address our internal controls and procedures. Based on the evaluation of our internal controls, we concluded that our disclosure controls and procedures were not effective as of June 30, 2022 as a result of a material weakness in our internal control over financial reporting due to inadequate segregation of duties resulting from the size of our company and our limited personnel. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $5.3 million for the six months ended June 30, 2022, $12.7 million for the year ended December 31, 2021, and $4.6 million for the year ended December 31, 2020. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. As of June 30, 2022, we had approximately $9.1 million in cash. We believe that, based upon our current estimates, our existing capital resources will be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the period ended June 30, 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

As of June 30, 2022, our officers, directors and their affiliates collectively owned 2,396,201 shares of our common stock or approximately 23% of our outstanding shares of common stock. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Acurx Pharmaceuticals, Inc.

Date: August 12, 2022	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 12, 2022	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)