Form 10-Q
period 2022-09-30
Acurx Pharmaceuticals, Inc.
filed 2022-11-10
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2022

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

As of November 10, 2022, there were 11,592,609 shares of common stock, $0.001 par value, issued and outstanding.

Acurx Pharmaceuticals, Inc.

		Page

PART I -	FINANCIAL INFORMATION	5

Item 1.	Condensed Interim Financial Statements	5

	Condensed Interim Balance Sheets as of September 30, 2022 (unaudited) and December 31, 2021	5

	Condensed Interim Statements of Operations for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	6

	Condensed Interim Statements of Changes in Members’ and Shareholders’ Equity for the Three and Nine Months Ended September 30, 2022 and 2021 (unaudited)	7

	Condensed Interim Statements of Cash Flows for the Nine Months Ended September 30, 2022 and 2021 (unaudited)	8

	Notes to the Condensed Interim Financial Statements (unaudited)	9

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	16

Item 3.	Quantitative and Qualitative Disclosures about Market Risk	25

Item 4.	Controls and Procedures	25

PART II -	OTHER INFORMATION	26

Item 1.	Legal Proceedings	26

Item1A.	Risk Factors	26

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	50

Item 3.	Defaults Upon Senior Securities	51

Item 4.	Mine Safety Disclosure	51

Item 5.	Other Information	51

Item 6.	Exhibits	52

	Signatures	53

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the impact of the ongoing COVID-19 pandemic and our response to it;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;
●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;

●	the pricing and reimbursement of our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine;
●	the volatility of the price of our common stock;
●	our financial performance; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2022	2021
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$10,607,341	$12,958,846
Prepaid Expenses	337,807	295,304
TOTAL ASSETS	$10,945,148	$13,254,150

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$1,182,080	$843,909
TOTAL CURRENT LIABILITIES	1,182,080	843,909

TOTAL LIABILITIES	1,182,080	843,909

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 11,592,609 and 10,215,792 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	11,593	10,216
Additional Paid-In Capital	45,132,049	38,948,334
Accumulated Deficit	(35,380,574)	(26,548,309)

TOTAL SHAREHOLDERS’ EQUITY	9,763,068	12,410,241

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,945,148	$13,254,150

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2022	2021	2022	2021
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,591,043	$1,126,972	$3,321,623	$1,313,954
General and Administrative	1,950,551	3,515,250	5,510,642	8,873,160

TOTAL OPERATING EXPENSES	3,541,594	4,642,222	8,832,265	10,187,114

Gain on Forgiveness of Paycheck Protection Program Loan	—	—	—	66,503

NET LOSS	$(3,541,594)	$(4,642,222)	$(8,832,265)	$(10,120,611)

LOSS PER SHARE
Basic and diluted net loss per common share/units	$(0.32)	$(0.46)	$(0.84)	$(1.27)

Weighted average common shares/units outstanding basic and diluted	11,148,402	10,116,403	10,551,503	7,988,563

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY (unaudited)

	Class A Membership		Class B Membership
	Interests		Interests		Common Stock				Total
							Additional		Members’
	Number of		Number				Paid-In	Accumulated	and Shareholders’
	Units	Amount	of Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	13,493,807	$16,402,198	100,000	$100,000	—	$—	$—	$(13,800,612)	$2,701,586

Executive Compensation Settled with Membership Interests	57,430	186,650	471,042	730,115	—	—	—	—	916,765

Cancellation of Class B Issuance	—	—	(471,042)	—	—	—	—	—	—

Share-Based Compensation	143,814	191,667	—	—	—	—	—	—	191,667

Share-Based Payments to Vendors	30,145	135,471	—	—	—	—	—	—	135,471

Net Loss	—	—	—	—	—	—	—	(1,474,330)	(1,474,330)

Balance at March 31, 2021	13,725,196	$16,915,986	100,000	$830,115	—	$—	$—	$(15,274,942)	$2,471,159

Share-Based Compensation	257,122	563,889	—	—	—	—	1,655,885	—	2,219,774

Share-Based Payments to Vendors	—	37,500	—	—	—	—	—	—	37,500

Corporate Conversion	(13,982,318)	(17,517,375)	(100,000)	(830,115)	7,041,208	7,041	18,340,449	—	—

Initial Public Offering, net of issuance costs	—	—	—	—	2,875,000	2,875	14,794,257	—	14,797,132

Net Loss	—	—	—	—	—	—	—	(4,004,059)	(4,004,059)

Balance at June 30, 2021	—	$—	—	$—	9,916,208	$9,916	$34,790,591	$(19,279,001)	$15,521,506

Share-Based Compensation	—	—	—	—	—	—	2,070,637	—	2,070,637

Share-Based Payments to Vendors	—	—	—	—	210,695	211	1,327,059	—	1,327,270

Net Loss	—	—	—	—	—	—	—	(4,642,222)	(4,642,222)

Balance at September 30, 2021	—	$—	—	$—	10,126,903	$10,127	$38,188,287	$(23,921,223)	$14,277,191

Balance at January 1, 2022	—	$—	—	$—	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241

Share-Based Compensation	—	—	—	—	—	—	761,069	—	761,069

Share-Based Payments to Vendors	—	—	—	—	43,889	44	188,056	—	188,100

Cashless Warrant Exercise	—	—	—	—	3,521	3	(3)	—	—

Net Loss	—	—	—	—	—	—	—	(2,670,138)	(2,670,138)

Balance at March 31, 2022	—	$—	—	$—	10,263,202	$10,263	$39,897,456	$(29,218,447)	$10,689,272

Share-Based Compensation	—	—	—	—	—	—	716,682	—	716,682

Net Loss	—	—	—	—	—	—	—	(2,620,533)	(2,620,533)

Balance at June 30, 2022	—	$—	—	$—	10,263,202	$10,263	$40,614,138	$(31,838,980)	$8,785,421

Share-Based Compensation	—	—	—	—	—	—	696,965	—	696,965

Share-Based Payments to Vendors	—	—	—	—	36,000	36	127,044	—	127,080

Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $529,805 cash issuance costs	—	—	—	—	1,159,211	1,159	3,694,024	—	3,695,183

Cashless Warrant Exercise	—	—	—	—	3,427	4	(4)	—	—

Pre-funded Warrant Exercise	—	—	—	—	130,769	131	(118)	—	13

Net Loss	—	—	—	—	—	—	—	(3,541,594)	(3,541,594)

Balance at September 30, 2022	—	$—	—	$—	11,592,609	$11,593	$45,132,049	$(35,380,574)	$9,763,068

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2022	2021
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(8,832,265)	$(10,120,611)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	2,174,716	4,482,078
Share-Based Payments to Vendors	315,180	1,500,241
Executive Compensation Settled with Membership Interests	—	916,765
Gain on Forgiveness of Paycheck Protection Program Loan	—	(66,503)
(Increase) / Decrease in:
Prepaid Expenses	(42,503)	(481,973)
Accounts Payable and Accrued Expenses	338,171	256,506
Net Cash Used in Operating Activities	(6,046,701)	(3,513,497)

Cash Flow from Financing Activities:
Proceeds from Initial Public Offering, net of issuance costs	—	14,797,132
Proceeds from Registered Direct Offering, net of issuance costs	3,695,183	—
Pre-funded warrant exercise	13	—
Net Cash Provided by Financing Activities	3,695,196	14,797,132
Net (Decrease) / Increase in Cash	(2,351,505)	11,283,635
Cash at Beginning of Period	12,958,846	3,175,411
Cash at End of Period	$10,607,341	$14,459,046
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Warrants issued in connection with offerings	$171,409	—
Accrued Registered Direct Offering costs	$16,847	—

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Business

Acurx Pharmaceuticals, Inc., a Delaware corporation, formerly Acurx Pharmaceuticals, LLC (the “Company”) is a clinical stage biopharmaceutical company formed in July 2017, with operations commencing in February 2018. The Company is focused on developing a novel class of antibiotics that address serious or life threatening bacterial infections.

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

In February 2018, the Company purchased the active pharmaceutical ingredient, the intellectual property and other rights to an antibiotic product candidate known as GLS362E (renamed ACX-362E and now approved for non-proprietary name, ibezapolstat) (the “Asset”) from GLSynthesis, Inc. The Company paid $110,174 in cash, along with granting 100,000 Class B Membership Interests, profits interests as defined in the operating agreement, with an exercise price of $0.10 per share. The Company was also required to make certain milestone payments totaling $700,000 in aggregate if certain milestones are achieved, $50,000 of which has already been paid by the Company and royalty payments equal to 4% of net sales for a period of time equal to the last to expire of any applicable patents, as defined in the asset purchase agreement. The purchase of the Asset has resulted in our lead antibiotic product candidate, ibezapolstat, which targets the treatment of C. difficile infections (“CDI”).

The Company’s primary activities since inception aside from organizational activities have included performing research and development activities relating to the development of its two antibiotic candidates and raising funds through equity offerings including its initial public offering (“IPO”) consummated in June 2021. The Company has not generated any revenues since inception.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. As of September 30, 2022, the Company had a cash balance of approximately $10.6 million, which based on current estimates will be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed financial statements for the period ended September 30, 2022. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the nine months ended September 30, 2022 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of September 30, 2022, the Company had cash of approximately $10.6 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,591,043 and $1,126,972 for the three months ended September 30, 2022 and 2021, respectively, and $3,321,623 and $1,313,954 for the nine months ended September 30, 2022 and 2021, respectively.

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

Major Vendor

The Company had a major vendor that accounted for approximately 66% and 52% of the research and development expenditures for the three months ended September 30, 2022 and 2021, respectively, and 50% and 45% for the nine months ended September 30, 2022 and 2021, respectively. The same vendor also accounted for approximately 55% and 5% of the total accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2022 and December 31, 2021 were as follows:

	September 30, 2022	December 31, 2021
Accrued compensation expenses	$296,655	$508,343
Accrued research and development	764,296	229,090
Accrued professional fees	115,189	43,102
Other accounts payable and accrued expenses	5,940	63,374
Total	$1,182,080	$843,909

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

NOTE 5 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 11,592,609 were outstanding as of September 30, 2022.

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

On July 25, 2022, the Company entered into securities purchase agreements (the “Purchase Agreements”) with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 prefunded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable. As of September 30, 2022, all of the pre-funded warrants were exercised. The Company also issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2028. The series B warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2024. The registered direct offering closed on July 27, 2022.

The gross proceeds to the Company from the registered direct offering were $4.2 million and net proceeds after deducting the placement agents’ fees and other offering expenses payable by the Company were approximately $3.7 million.

On July 25, 2022, the Company entered into a co-placement agent agreement (the “Placement Agent Agreement”), with two placement agents in connection with the registered direct offering pursuant to which the Company paid the Placement Agents a cash fee of $287,874 and issued to the Placement Agents an aggregate of 63,018 warrants to purchase shares of common stock. The warrants have an exercise price of $3.60 per share (representing 110% of the weighted average public offering price of the aggregate number of shares of common stock sold in the registered direct offering to the Investor and Affiliate Investors) and expire on July 27, 2027. The Company used the Black-Scholes model to calculate the value of the warrants with an estimated fair value of $171,409. The inputs utilized in the calculation were as follows: five year term, 2.82% risk free rate, stock price at grant date of $3.70 and a 95% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at September 30, 2022:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2021	1,588,477	$3.32
Issued	2,773,747	$3.12
Exercised	(147,144)	$0.27
Balance, September 30, 2022	4,215,080	$3.29

The weighted average contractual life of the outstanding warrants is 4.30 years.

NOTE 6 – SHARE-BASED COMPENSATION

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted performance-based awards of restricted Class A Membership Interests to board members and corporate advisory council members in exchange for services. All of these awards of membership interests became fully vested upon consummation of the Company’s corporate conversion from a Delaware limited liability company to a Delaware corporation immediately prior to the Company’s IPO in June 2021, with the Company recognizing all previously unrecognized compensation expense. The fair value of the membership interests granted during 2020 and 2019 was equal to the per-membership interest value of the most recent private placement. Total share-based compensation associated with these awards had been recorded as general and administrative expenses in the amount of $0 and $755,556 for the three and nine months ended September 30, 2021, respectively.

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

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expense of $181,720 and $545,160 for the three and nine months ended September 30, 2022, respectively, and $181,720 and $1,837,605 for the three and nine months ended September 30, 2021, respectively, related to compensation expense for these options.

In the second quarter of 2021, the Company entered into a number of agreements with vendors pursuant to which the Company granted a total of 175,000 shares of common stock, cash payments in the amount of $343,500 and 100,000 options which were included as a part of the July 2021 grant. These contracts have terms which range from six months to three years. The common stock was valued based on the grant date fair value and the options valued utilizing Black-Scholes option pricing model. The cash payments were expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expense of $0 for the three and nine months ended September 30, 2022, respectively, and $0 and $1,095,500 for the three and nine months ended September 30, 2021, respectively, related to compensation expense for these shares.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,917 and $1,472,750 for the three and nine months ended September 30, 2022, respectively, and $1,888,917 for the three and nine months ended September 30, 2021, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 and $126,333 for the three and nine months ended September 30, 2022 related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,378 and $30,473 for the three and nine months ended September 30, 2022, related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended
	September 30, 2022
Expected term	9	years
Volatility	90%
Dividend yield	—%
Risk-free interest rate	2.01%
Weighted average grant date fair value	$3.54

A summary of the Company’s stock option activity is as follows:

	Nine Months Ended	Weighted Average
	September 30, 2022	Exercise Price
Outstanding at the beginning of the period	2,357,500	$6.21
Granted	110,000	$4.26
Vested	(1,402,792)	$6.15
Outstanding and expected to vest	1,064,708	$6.08

The total compensation expense not yet recognized as of September 30, 2022 was $4,940,891. The weighted average vesting period for the unvested options is 1.79 years. The intrinsic value of the stock options as of September 30, 2022 was $0, with a remaining weighted average contractual life of 8.78 years. The weighted average grant date fair value for all options is $4.67 as of September 30, 2022. The Company records the impact of any forfeitures of options as they occur.

NOTE 7 – SHARE-BASED PAYMENTS TO VENDORS

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted Class A Membership Interests to certain vendors in the ordinary course of business in exchange for consulting services relating to research and development activities and investor relations. The Company granted 0 and 30,145 Class A Membership Interests for the three and nine months ended September 30, 2021. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement. The Company recognized the expense in the same period and in the same manner as if the Company had paid cash for the services. The Company recorded general and administrative expenses and research and development expenses for vendor equity grants in the amounts of $37,500 and $0 for the three months ended September 30, 2021, respectively, and $188,875 and $21,596 for the nine months ended September 30, 2021, respectively.

In October 2019, the Company granted a total of 150,000 restricted Class A Membership Interests to three consultants for investor relations consulting services performed in 2019 through October 2021. These Class A Membership Interests vested on the second anniversary of the grant date, and were subject to accelerated vesting provisions upon a change of control of the Company. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement, $2.00 per Class A Membership Interest. The Company recognized the expense on a straight-line basis over the vesting period. The Company recorded general and administrative expenses of $37,500 for the three months ended September 30, 2021 and $112,500 for the nine months ended September 30, 2021 with an unrecognized expense of $12,500 at September 30, 2021. The conversion adjusted shares of common stock were issued in October 2021.

In October 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company will grant $150,000 of common stock over the term of service. In January 2022, The Company granted 13,889 shares of common stock at grant date fair value, pursuant to the agreement, and recorded general and administrative expenses of $0 for the three months ended September 30, 2022 and $75,000 for the nine months ended September 30, 2022.

In March 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77 and paid $25,000 of cash compensation The cash component will be expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 for the three months ended September 30, 2022 and $113,100 for the nine months ended September 30, 2022.

In September 2022, the Company entered into an agreement with a company to provide consulting services for a six-month term. Pursuant to the agreement, the Company granted 36,000 shares of common stock with a grant date fair value of $3.53, which was expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $127,080 for the three and nine months ended September 30, 2022.

NOTE 8 – NET LOSS PER SHARE

On June 23, 2021, the Company completed a corporate conversion from a limited liability company to a corporation. Accordingly, the outstanding Class A and Class B Membership Interests were converted to shares of common stock using a conversion ratio of one-half of one share of common stock for each Class A membership interest or Class B membership interest.

Basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2022 and 2021 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 4,215,080 warrants and 2,467,500 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The effects of the corporate conversion on the Company’s weighted average shares of common stock outstanding and net loss per share have been reflected for all periods presented retroactively.

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

Overview

Acurx Pharmaceuticals, Inc., (the “Company”), a Delaware corporation, formerly Acurx Pharmaceuticals, LLC (the “Company”) is a clinical stage biopharmaceutical company developing a new class of antibiotics for infections caused by bacteria listed as priority pathogens by the World Health Organization (“WHO”), the U.S. Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA. The CDC estimates that, in the U.S., antibiotic-resistant pathogens infect one individual every 11 seconds and result in one death every 15 minutes. The WHO recently stated that growing antimicrobial resistance is equally as dangerous as the ongoing COVID-19 pandemic, threatens to unwind a century of medical progress and may leave us defenseless against infections that today can be treated easily. According to the WHO, the current clinical development pipeline remains insufficient to tackle the challenge of the increasing emergence and spread of antimicrobial resistance.

Our approach is to develop a new class of antibiotic candidates that block the DNA polymerase IIIC (“Pol IIIC”). We believe we are developing the first Pol IIIC inhibitor to enter clinical trials and have clinically validated the efficacy of our lead antibiotic candidate in a Phase 2a clinical trial. Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridium difficile (“C. difficile”), Enterococcus (including vancomycin-resistant strains (“VRE”)), Staphylococcus (including methicillin-resistant strains ), and Streptococcus (including antibiotic resistant strains).

Pol IIIC is required for the replication of DNA in certain Gram-positive bacterial species. By blocking this enzyme, our antibiotic candidates are believed to be bactericidal and inhibit proliferation of several common Gram-positive bacterial pathogens, including both sensitive and resistant C. difficile, methicillin-resistant Staphylococcus aureus (“MRSA”), vancomycin-resistant Enterococcus, penicillin-resistant Streptococcus pneumonia (“PRSP”) and other resistant bacteria.

We intend to “de-risk” this new class of antibiotics through our drug development activities and potentially partner with a fully-integrated pharmaceutical company for late-stage clinical trials and commercialization.

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the Pol IIIC enzyme, a previously unexploited scientific target. Phase 2a clinical data validate the efficacy of our lead antibiotic candidate as well as Pol IIIC as an appropriate bacterial target. On December 3, 2021, we commenced enrollment in a Phase 2b 64-patient, randomized (1-to1), non-inferiority, double-blind trial of oral ibezapolstat compared to oral vancomycin, a standard of care to treat C. difficile infections (“CDI”).

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

Additionally, in July 2022, we increased the target number of clinical trial sites participating in our Phase 2b clinical trial from a targeted twenty-four clinical trial sites up to thirty clinical trial sites and we are continuing to onboard clinical trial sites to reach our target.

Registered Direct Offering

On July 25, 2022, we entered into securities purchase agreements (the “Purchase Agreements”) with David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, a member of our board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which we issued and sold in a registered direct offering an aggregate of 1,159,211 shares of our common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of our common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable and may be exercised at any time until fully exercised. As of September 30, 2022, all of the pre-funded warrants were exercised.

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

Effects of Coronavirus (COVID-19) on Our Business

The World Health Organization (“WHO”) recognized COVID-19 as a public health emergency of international concern on January 30, 2020 and as a global pandemic on March 11, 2020. The global pandemic and actions taken to contain COVID-19 have adversely affected the global economy and financial markets. Vaccines for COVID-19 continue to be administered in the United States and other countries around the world, but the extent and rate of vaccine adoption, the long-term efficacy of these vaccines and other factors remain uncertain. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including at various times physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. Despite these efforts, COVID-19 has persisted, has mutated into new variants, and is expected to become endemic. Additionally, new waves of COVID-19 or its variants could cause the reinstatement of such limitations. The impact of COVID-19 and its variants, including direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages, have been and remain unpredictable.

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

Results of Operations

Three Months Ended September 30, 2022 Compared to the Three Months Ended September 30, 2021

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2022 compared with the three months ended September 30, 2021:

	Three Months Ended
	September 30,		Percentage
	2022	2021	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,591	$1,127	41%
General and Administrative	1,951	3,515	(45)%
TOTAL OPERATING EXPENSES	3,542	4,642	(24)%
Net Loss	$(3,542)	$(4,642)	(24)%

Research and Development Expenses

Research and development expenses were $1.6 million for the three months ended September 30, 2022 and $1.1 million for the three months ended September 30, 2021, an increase of $0.5 million due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $2.0 million for the three months ended September 30, 2022 and $3.5 million for the three months ended September 30, 2021, a decrease of $1.5 million. The decrease was primarily due to a $0.2 million decrease in legal fees and $1.3 million decrease in share-based compensation costs.

Net Loss

Net loss was $3.5 million for the three months ended September 30, 2022, and $4.6 million for the three months ended September 30, 2021, a decrease of $1.1 million, due to the reasons stated above.

Nine Months Ended September 30, 2022 Compared to Nine Months Ended September 30, 2021

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2022 compared with the nine months ended September 30, 2021:

	Nine Months Ended
	September 30,		Percentage
	2022	2021	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$3,322	$1,314	153%
General and Administrative	5,510	8,873	(38)%
TOTAL OPERATING EXPENSES	8,832	10,187	(13)%
Gain on forgiveness of Paycheck Protection Program Loan	—	67	(100)%
Net Loss	$(8,832)	$(10,120)	(13)%

Research and Development Expenses

Research and development expenses were $3.3 million for the nine months ended September 30, 2022, and $1.3 million for the nine months ended September 30, 2021, an increase of $2.0 million due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the nine months ended September 30, 2022 and $8.9 million for the nine months ended September 30, 2021, a decrease of $3.4 million. The decrease was primarily due to a $1.1 million decrease in professional fees, $2.3 million decrease in share-based compensation costs, $0.3 million decrease in other compensation related costs, offset by $0.3 million increase in filing and insurance costs.

Net Loss

Net loss was $8.8 million for the nine months ended September 30, 2022, and $10.1 million for the nine months ended September 30, 2021, a decrease of $1.3 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $35.3 million as of September 30, 2022. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents commission of $0.3 million and offering costs of $0.2 million.

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

As of September 30, 2022, we had working capital of $9.8 million, consisting primarily of $10.6 million of cash and $0.3 million of prepaid expenses, offset by $1.1 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	For the nine months ended
	September 30,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(6,047)	$(3,513)
Financing activities	3,695	14,797
Net (decrease) / increase in cash	$(2,352)	$11,284

Net Cash Used in Operating Activities

Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2022. The net loss was greater than the net cash used in operating activities by $2.8 million, primarily attributable to share-based compensation and share-based vendor payments of $2.5 million and increase in accrued expenses of $0.3 million.

Net cash used in operating activities was $3.5 million for the nine months ended September 30, 2021. The net loss was greater than the net cash used in operating activities by $6.6 million, primarily attributable to share-based compensation and share-based vendor payments of $6.9 million and an increase in accounts payable of $0.2 million, offset by an increase in prepaid expense of $0.5 million

Net Cash Provided by Financing Activities

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2022, which was attributable to the net proceeds from the registered direct offering.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the nine months ended September 30, 2022 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $3,321,623 and $1,313,954 for the nine months ended September 30, 2022 and 2021, respectively.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of September 30, 2022 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect, or that they will have a significant impact on us at the time they become effective.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

As a smaller reporting company, we are not required to provide the information required by this Item.

ITEM 4. CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As required by Rule 13a-15(b) and Rule 15d-15(b) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Changes in Internal Control over Financial Reporting

As previously reported, management recognized that the Company had material weaknesses in its internal control over financial reporting as of June 30, 2022. We identified a material weakness as it relates to a lack of adequate segregation of accounting functions.

To remediate the inadequate segregation of duties, our management (i) engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees (ii) hired a controller to remediate the segregation of duties issue, who commenced employment in April 2022 and (iii) implemented a quarterly financial statement close process that includes formal reviews of financial statement account balances and journal entries. Accordingly, management believes it has remediated the material weakness related to inadequate segregation of duties. As of September 30, 2022, we have 4 full-time employees.

Except as noted above, there were no additional changes in our internal control over financial reporting identified in management’s evaluation pursuant to Rules 13a-15(d) or 15d-15(d) of the Exchange Act during the period covered by this Quarterly Report on Form 10-Q that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

We previously identified a material weakness in our internal control over financial reporting, and if we are unable to achieve and maintain effective internal control over financial reporting, the accuracy and timing of our financial reporting may be adversely affected.

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

To remediate the material weakness due to the inadequate segregation of duties, our management (i) engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees and (ii) hired a controller to remediate the segregation of duties issue, who commenced employment in April 2022 and (iii) implemented a quarterly financial statement close process that includes formal reviews of financial statement account balances and journal entries. Accordingly, management believes it has remediated the material weakness related to inadequate segregation of duties.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $8.8 million for the nine months ended September 30, 2022, $12.7 million for the year ended December 31, 2021, and $4.6 million for the year ended December 31, 2020. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of approximately $3.7 million. As of September 30, 2022, we had approximately $10.6 million in cash. We believe that, based upon our current estimates, our existing capital resources will be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the period ended September 30, 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

The estimated required capital and time frames necessary to achieve these developmental milestones is subject to inherent risks, many of which are beyond our control. As such, we may not be able to achieve these or similar milestones for any of our proposed product candidates or other product candidates in the future. Our failure to meet these or other critical milestones would adversely affect our financial condition.

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

In March 2020, the World Health Organization characterized COVID-19 as a pandemic, and the President of the United States declared the COVID-19 outbreak a national emergency. Authorities throughout the world have implemented measures to contain or mitigate the spread of the virus, including at various times physical distancing, travel bans and restrictions, closure of non-essential businesses, quarantines, work-from-home directives, mask requirements, shelter-in-place orders and vaccination programs. Despite these efforts, COVID-19 has persisted, has mutated into new variants, and is expected to become endemic. Additionally, new waves of COVID-19 or its variants could cause the reinstatement of such restrictions and limitations. The impact of COVID-19 and its variants, including direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages, have been and remain unpredictable. We are unable to fully evaluate the ever-changing impact of the coronavirus outbreak on our business, but coronavirus may continue to affect our ability to complete enrollment for our clinical trials and may slow our ability to conduct our clinical trials in a timely manner or to conduct research and development of our complement programs in our planned time frame. The extent to which the coronavirus impacts our operations will continue to evolve and depends on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, and the actions that may be required to contain the coronavirus or treat its impact. In particular, as a result of the COVID-19 pandemic, we may continue to experience supply-chain disruptions and enrollment challenges that could negatively impact our business, preclinical studies, drug manufacturing and clinical trials including:

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

Further, from time to time, we may also disclose interim data from our preclinical studies and clinical trials. Interim data from clinical trials that we may complete are subject to the risk that one or more of the clinical outcomes may materially change as patient enrollment continues and more patient data become available. For example, time-to-event based endpoints such as duration of response and progression free survival have the potential to change, sometimes drastically, with longer follow-up. In addition, as patients continue on therapy, there can be no assurance given that the final safety data from studies, once fully analyzed, will be consistent with prior safety data presented, will be differentiated from other similar agents in the same class, will support continued development, or will be favorable enough to support regulatory approvals for the indications studied. Further, others, including regulatory agencies, may not accept or agree with our assumptions, estimates, calculations, conclusions or analyses or may interpret or weigh the importance of data differently, which could impact the value of the particular program, the approvability or commercialization of the particular product candidate or product and our company in general. The information we choose to publicly disclose regarding a particular study or clinical trial is based on what is typically extensive information, and regulators or others may not agree with what we determine is material or otherwise appropriate information to include in our disclosure. If the interim, top-line or preliminary data that we report differ from final results, or if others, including regulatory authorities, disagree with the conclusions reached, our ability to obtain approval for, or successfully commercialize, our product candidates may be harmed, which could harm our business, operating results, prospects or financial condition.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our 2021 Annual Report, these factors include:

●	the commencement, enrollment, completion or results of our current Phase 2b clinical trial of ibezapolstat;

●	any delay in our regulatory filings for ibezapolstat or our future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays, suspensions or terminations in future preclinical studies or clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of ibezapolstat or any other product candidate or the failure of a regulatory authority to accept data from preclinical studies or clinical trials conducted in other countries;
●	changes in laws or regulations applicable to ibezapolstat or any other product candidate, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of ibezapolstat or any other product candidate;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in the structure of the healthcare payment systems;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;

●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions, many of which are beyond our control, such as military conflict between Russia and Ukraine; and
●	other events or factors, many of which are beyond our control.

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

As of September 30, 2022, our officers, directors and their affiliates collectively owned 2,455,412 shares of our common stock or approximately 21% of our outstanding shares of common stock. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
4.1	Form of Series A Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2022).
4.2	Form of Series B Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2022).
4.3	Form of Pre-Funded Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2022).
4.4	Form of Placement Agent Warrant (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2022).
10.1

Form of Securities Purchase Agreement, dated as of July 25, 2022, by and among the Company and the purchasers party thereto (incorporated by reference to the Company's Current Report on Form 8-K filed with the SEC on July 25, 2022).

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

Acurx Pharmaceuticals, Inc.

Date: November 10, 2022	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 10, 2022	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)