Form 10-K
period 2022-12-31
Acurx Pharmaceuticals, Inc.
filed 2023-03-15
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. 

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 per value per share, held by non-affiliates of the registrant on June 30, 2022, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $29.8 million (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2023 was 11,635,795.

Auditor Name: CohnReznick LLP	Auditor Location: Parsippany, NJ	Auditor Firm ID: 596

DOCUMENTS INCORPORATED BY REFERENCE

The following documents (or parts thereof) are incorporated by reference into the following parts of this Form 10-K: Certain information required in Part III of this Annual Report on Form 10-K is incorporated from the registrant’s definitive proxy statement for the 2023 annual meeting of stockholders (the “2023 Proxy Statement”) to be filed pursuant to Regulation 14A with the Securities and Exchange Commission within 120 days of the registrant’s fiscal year ended December 31, 2022.

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

Our approach is to develop a new class of antibiotic candidates that block the DNA polymerase IIIC enzyme (“Pol IIIC”). We believe we are developing the first Pol IIIC inhibitor to enter clinical trials and have clinically validated the efficacy of our lead Pol IIIC antibiotic candidate in a Phase 2a clinical trial. Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridium difficile (“C. difficile”), Enterococcus (including vancomycin-resistant strains (“VRE”)), Staphylococcus (including methicillin-resistant strains (“MRSA”)), and Streptococcus (including antibiotic resistant strains).

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

Our Technology

The results of our Phase 2a clinical trial also represent the first-ever clinical validation of DNA polymerase IIIC as a therapeutically relevant antibacterial target. Ibezapolstat was very well tolerated with no treatment-related SAEs noted in the Phase 2a trial. Additionally, data obtained to date demonstrate that ibezapolstat enhances actinobacteria in the microbiome and suppresses regrowth of proteobacteria; potentially lessening the likelihood of CDI recurrence or new infection by MDR Gram-negative bacteria. Additionally, the unexpected finding from further analysis of the Phase 2a study is that the beneficial Firmicutes were shown to regrow while patients were receiving ibezapolstat therapy. Several follow-up experiments have demonstrated that many of these beneficial Firmicutes have heterogeneous susceptibility to ibezapolstat allowing them to continue to perform their beneficial biologic functions even while a patient is receiving ibezapolstat for their C. difficile infection. (Garey, Oral Presentation, IDSA, IDWeek 2022 Conference, Oct 19-23, 2022).

Prior to conducting the Phase 2a clinical trial, we successfully completed a Phase 1 clinical trial of ibezapolstat for the oral treatment of CDI (the “Phase 1 Trial”). The Phase 1 Trial, conducted in the U.S., was a double-blind, placebo- controlled study to determine safety, tolerability, pharmacokinetics (“PK”) and fecal concentrations of ibezapolstat in 62 healthy volunteers. It was conducted in two parts; first, single ascending doses were administered to four cohorts of eight subjects each, and second, multiple ascending doses were administered that simulate the anticipated clinical treatment regimen. Safety information was analyzed through assessment of adverse events and other standard safety measures, while concentrations of ibezapolstat were determined in both blood and the feces, the latter being the critical site of drug delivery for treating CDI. In addition, the laboratory of Dr. Kevin Garey at the University of Houston performed state-

of-the-art microbiomic testing of gastrointestinal flora in trial subjects as compared with vancomycin, the standard of care for the treatment of patients with CDI, which testing was the first of its kind in Phase 1 clinical trials for CDI.

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

Current CDI Antibiotic Treatments

Current treatment options for CDI are limited. The current standard-of-care for CDI is treatment with vancomycin or off label use of metronidazole, both of which are broad-spectrum antibiotics. Although these antibiotics reduce levels of C. difficile, both also cause significant collateral damage to the gut flora as a result of their broad spectrum of activity. This collateral damage to the gut flora leaves patients vulnerable to recurrent CDI. A review published in 2012 in the peer reviewed journal International Journal of Antimicrobial Agents reported recurrence rates of 24.0% for vancomycin and 27.1% for metronidazole. Metronidazole is frequently used in mild or moderate cases of CDI and has been associated with a number of side effects. The 2017 Update (published February 2018) of the Clinical Practice Guidelines for C. difficile Infection by the Infectious Diseases Society of America (IDSA) and Society of Healthcare Epidemiology of America (SHEA) provides a recommendation for clinicians to prescribe either vancomycin or fidaxomicin over metronidazole for an initial episode of CDI and metronidazole is no longer recommended for treatment of patients with CDI.

Fidaxomicin (Dificid®) is an antibiotic approved to treat patients with CDI in the U.S. and the European Union, but it has not been shown to be superior to vancomycin in the treatment of patients with the hypervirulent strain ribotype 027. Fidaxomicin (Dificid®) was approved by FDA in 2011. In July 2013, Optimer Pharmaceuticals, Inc., the sponsor of the fidaxomicin program, was sold to Cubist Pharmaceuticals for $535 million plus up to $266 million in contingent value right (“CVR”) payments post-closing. Fidaxomicin was the first antibacterial drug the FDA approved in more than 30 years to treat CDI. Cubist Pharmaceuticals was acquired by Merck in 2015 for approximately $8.4 billion. Merck continues to market fidaxomicin (Dificid®) and is expected to continue through the patent life which is expected to expire in mid-2027.

Summit Therapeutics had a clinical stage antibiotic, ridinilazole, and in January 2019 had opened enrollment of two Phase 3 clinical trials to treat patients with CDI. In December 2021, Summit Therapeutics announced that ridinilazole had failed to achieve the primary endpoint in the Phase 3 clinical trials and has since announced a plan to partner ridinalazole and has moved strategically into oncology drug development. The ridinilazole Phase 3 program included two randomized trials testing efficacy in CDI versus oral vancomycin, the standard of care, as the positive control. The trials appeared to be identical in design and planned to enroll 680 patients each. Prior to failing to achieve the primary endpoint in its Phase 3 clinical trials, in the fourth quarter of 2021, Summit Therapeutics announced that the FDA had rejected Summit’s request to change the endpoint in the then ongoing Phase 3 clinical trials. Ridinilazole is an orally administered small molecule antibiotic designed to selectively target C. difficile bacteria without causing collateral damage to the gut flora and thereby reduce CDI recurrence rates. Prior to failing in its Phase 3 clinical trial, ridinilazole completed two Phase 2 clinical trials successfully meeting or exceeding its primary efficacy endpoints.

Despite the approval of fidaxomicin to treat CDI, the CDC continues to cite C. difficile bacteria as an urgent need for new antibiotics to treat CDI.

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

Thus far, ibezapolstat drug substance (DS) has been manufactured successfully in both 1 kg and 9 kg batches, with 9 kg batches considered to be a commercial scale. We anticipate that the commercial batch size upon completion of the clinical development program and submission of a New Drug Application (NDA) will be 10 kg to 15 kg which in our estimation will further reduce our cost of goods sold. The 9 kg batch was sufficient to support the Phase 1 and Phase 2 clinical trial needs (Phase 2a and Phase 2b). No material issues were noted in the manufacture of either the 1 kg or 9 kg batches of ibezapolstat to date with 36-month stability very good and well within acceptable FDA standards. Additionally, we can extrapolate to 48-months stability per FDA Manufacturing Guidance in advance of a 48-month pull point to occur in the first half of 2023.

Ibezapolstat drug product (DP), 150mg capsules, have been manufactured and used in the Phase 1 and Phase 2a clinical trial and are being used in the Phase 2b clinical trial. Thirty-six months stability data on capsules show no significant changes in the key quality attributes and no discernable data trends at any of the storage conditions. A minimum of 24-months shelf-life is anticipated. Through our outside manufacturing vendors, we will continue to monitor the stability of DS and DP on an ongoing basis as we continue to advance the clinical development program.

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

C. difficile has surpassed MRSA, as the leading cause of death among hospitalized patients. CDI is a serious illness resulting from infection of the inner lining of the colon by C. difficile bacteria that produce toxins causing inflammation of the colon, severe diarrhea and, in the most serious cases, death. Patients typically develop CDI from the use of broad-

spectrum antibiotics that disrupt normal gastrointestinal (gut) flora, thus allowing C. difficile bacteria to flourish and produce toxins. C. difficile is a spore forming bacterium, creating spores excreted in the environment of the patients that can survive for months on dry surfaces in hospital rooms such as beds and doors, and can contaminate other patients by fecal-oral transmission through the hands of healthcare workers.

We estimate that, if approved with clinical data consistent with current data generated to date, ibezapolstat could capture over 40% of the CDI market in peak year sales based on the incidence rates noted above. At a preliminary price estimate of $3,000 to $3,500 per full course of treatment, this projects out to estimated peak year sales of over $1 billion per year in the U.S. alone. The peak market penetration of 40% assumes that there will be at least two treatment options available to treat CDI in addition to ibezapolstat even though only two antibiotics are currently recommended for the treatment of CDI and oral vancomycin has vulnerabilities with its 20%-40% reinfection rate and poor impact on patients’ microbiome. The selling price estimate of $3,000 to $3,500 is considered by management to be conservative as it is well below the price point of fidaxomicin, the most- recent approval in treating CDI which we believe is between $4,500 and $5,000 for a full course of treatment.

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

The competition for ibezapolstat include the following:

●	Several pharmaceutical companies have established themselves in the market for the treatment of CDI and several other companies are developing investigational antibiotics for the treatment of CDI. We expect these products, if approved, will compete with ibezapolstat;
●	Current antibiotic treatments used for patients with CDI include broad spectrum antibiotics like vancomycin and metronidazole, both of which are available in generic form in the U.S. Generic antibiotics typically are sold at lower prices than branded and currently marketed antibiotics and generally are preferred by managed care providers of health services although we believe we price competitively compared to any currently marketed branded or generic antibiotic to treat patients with CDI based on low cost of goods to manufacture ibezapolstat. Further pricing strategy will follow completion of our clinical development program;
●	Fidaxomicin (Dificid® in the U.S., Dificlir™ in Europe) is approved for the treatment of CDI in the U.S. and Europe. Fidaxomicin was originally developed by Optimer Pharmaceuticals, Inc., which was later acquired by Cubist Pharmaceuticals, Inc. (“Cubist”). Cubist was then acquired by Merck & Co., Inc. (“Merck”) in 2015;
●	A number of other approaches for the treatment of CDI are in development or have been approved as follows:
●	Merck developed a monoclonal antibody, bezlotoxumab, and obtained FDA approval for it in 2016 and EMA approval in 2016. This antibody neutralizes certain toxins that are produced by C. Difficile bacteria and would be an adjunctive therapy to antibiotics.
●	Fecal biotherapy aims to recolonize the bacteria that comprise the natural gut flora and, according to the 2017 IDSA Guidelines would be used for patients with multiple recurrences of CDI who have failed to resolve their infection despite treatment attempts with antibiotic agents targeting CDI. Finch Therapeutics recently failed with CP101, its lead therapeutic targeting patients with multiple recurrences of CDI using donor derived stool samples in an oral formulation, to our understanding, and in January 2023 discontinued its Ph3 clinical trial in this area.
●	Fecal biotherapy approaches in development include SER-109, being developed by Seres Therapeutics, Inc., which is an investigational oral microbiome therapeutic for the prevention of recurrent C. difficile infection in adults with multiply recurrent CDI. The FDA has granted SER-109 both Breakthrough Therapy and Orphan Drug designations and has recently initiated a Phase 3 clinical trial.
●	Rebiota™(fecal microbiota, live-jslm) was recently approved by FDA as a fecal microbiota product which is prepared from stool donated by qualified individuals and delivered via enema for the prevention of recurrent Clostridioides difficile infection (CDI) in adults.

●	CRS3123 (Crestone Inc) is a novel small molecule that selectively inhibits methionyl-tRNA synthetase of C. difficile and is reported on clinicaltrials.gov as recruiting in a Phase 2 clinical trial with a primary completion date that was targeted for December 2021 but is listed as currently ongoing on the Crestone website.
●	MGB-BP-3 (MGB Biopharma) is a novel synthetic polyamide active against Gram- positive pathogens and binds to the minor groove of DNA. MGB announced that it has completed a dose-ranging Phase 2 clinical trial in 2020 but there are no indications publicly that MGB BioPharma has commenced Ph3.
●	No new antibiotics in clinical development have shown improvement in either initial clinical cure (“ICR”) or sustained clinical response (“SCR”) in comparison to currently marketed antibiotics. The data in the chart below constitute comparisons of data from prior clinical trials published in scientific journals for each listed antibiotic or antibiotic candidate and does not incorporate data, if any, from any control arm(s) that may be or may have been required to seek and obtain FDA approval. The data listed for ibezapolstat are from the Phase 2a clinical trial where no comparator agent was used. The only comparative data for ibezapolstat in clinical trials currently relate only to comparisons of the impact on the microbiome for ibezapolstat and vancomycin but do not compare clinical cure rates. All data presented is based on identical clinical endpoints used for ICR and SCR.

Product	*C. difficile Infection* – mITT population		
		% Initial Cure	% Sustained Cure	% Recurrence*
Marketed (Ph3 Results US/CAN)[1]	vancomycin (n-309)	86	61	25
	fidaxomicin (n=287)	88	73	15
In Development (Ph2 Results)[2]	vancomycin (n=33)	70	42	39
	ridinilazole (n=36)	78	67	14
In Development Ph3 Results**	vancomycin (n=375)	92	71	17
	ridinilazole (n= 370)	87	73	8
In Development (Ph2a ITT results)[3]	Ibezapolstat (n=10)	100	100	0

[1] Louie et al, Fidaxomicin vs Vancomycin, Phase 3 study, NEJM, Feb 2011; [2] Vickers et al, Efficacy and Safety of Ridinilazole Compared with Vancomycin for treatment of C. difficile Infection; Ph2 Randomized, Double-blind, Active-controlled, Non-inferiority Study; Lancet, July, 2017; [3] Ibezapolstat Phase 2a, CID 2022: Calculated percent of patients with Initial Cure who experienced recurrence **IDWeek2022*

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

In addition, we have filed three provisional patent applications in 2021 covering methods of treating C. difficile infection and preventing recurrence as well as simultaneous promotion of microbiome health. We filed a non-

provisional patent application and an international patent application in 2022 covering methods of treating C. difficile infection and preventing recurrence while simultaneously promoting microbiome health. We also filed a new provisional patent application in 2022 covering compositions and methods to promote gut microbiome health.

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

We have obtained three U.S. patents and one Israeli patent on ACX-375C, our second antibiotic program, and has a fourth U.S. patent application and multiple foreign applications pending for ACX-375C. Our three U.S. patents and Israeli patent on ACX-375C include composition-of-matter, surface coating, and method of use claims. Absent any patent extensions, these patents will expire in December 2039. We anticipate that the patent protection will be further supported by regulatory exclusivity available to new classes of antibiotics treating life-threatening infections (QIDP Designation by FDA – 5 years) and New Chemical Entity Designation (5 years). We anticipate filing for and receiving QIDP Designation as well as “Fast Track” with FDA in the next 24 months for ACX-375C, both of which designations have been granted by FDA for ibezapolstat, our lead antibiotic program.

GAIN Exclusivity for Antibiotics

Our regulatory strategy includes targeting QIDP designation by the FDA under the GAIN Act. Congress passed the GAIN Act as part of FDASIA in 2012 to encourage the development of antibacterial and antifungal drug products that treat pathogens that cause serious and life-threatening infections.

Potential External Positive Drivers for Sector

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

Acurx has pioneered the clinical development of a pol IIIC inhibitor as a clinically valid bacterial target. Ibezapolstat cured 10 of 10 (100%) patients after 10-days treatment with no recurrences during the 30-day follow up period in a Phase 2a trial for C. difficile infection (CDI). Gut microbiome analyses further showed that potentially beneficial bacterial species are selectively preserved in CDI patients during treatment with ibezapolstat; the pol IIIC Mechanism-of-Action (MOA) suggests that this is a class effect.

Acurx is also developing a systemic pol IIIC Gram-positive selective spectrum (GPSS) oral and IV antibiotic. The initial hit ACX 375C is pan-active against wild-type and drug-resistant Gram-positive bacteria (e.g., MRSA, VRE and PRSP). Acurx has synthesized and tested >600 novel analogs targeting pol IIIC. To date, 20 novel compounds with MIC values ≤1 μg/mL for both MRSA and VRE have been identified (see Table below).

MIC Range	MRSA	VRE	MRSA and VRE
< 1 µg/mL	20 compounds	65 compounds	20 compounds
>1 to <2 µg/mL	74 compounds	111 compounds	74 compounds
>2 to < 4 µg/mL	82 compounds	92 compounds	82 compounds

The Hit-to-Lead program produced improvements in solubility, cytotoxicity, and protein binding with a comprehensive SAR understanding. Pol IIIC inhibitors have a novel MOA and activity of ACX-375 against MRSA and VRE bacteria was not impacted by vancomycin-, daptomycin-, or linezolid-resistance. Pol IIIC is absent in Gram-negative bacteria and mammalian cells.

New analogs show improved characteristics directly related to clinical therapeutic utility: improved solubility for IV formulation, improved safety vs. HepG2, as an initial predictor of pharmacologic safety, and decreased plasma protein binding, to further improve in vivo efficacy.

These analogs have maintained potent MICs against MRSA, MSSA, PRSP, E. faecalis and VRE.

In vivo pharmacology studies have been encouraging but are not yet determinative. PK studies in mice demonstrate oral and IV exposures sufficient for efficacy testing in infection models. Oral bioavailability of 31-59% was demonstrated by 10 different analogs when administered as a simple liquid formulation. Oral bioavailability will improve further through formulation optimization.

The solubility of pol IIIC inhibitors has been improved by prodrug efforts, which support the viability of an IV formulation. Phosphate prodrugs for two compounds showed rapid conversion from inactive prodrug to active parent drug with good exposures following IV and PO dosing in mice. Solubility was improved to the range of 1 mg/mL, which is viable for IV formulation.

Efficacy has been demonstrated in 4 different mouse models involving different body sites including the critically important lung and thigh. The models were: MRSA peritonitis (3 analogs >60% protection, median survival >7 days); MRSA thigh (neutropenic; 1 analog 1.28 log10 CFU reduction); VRE thigh (neutropenic; 4 analogs 1.21-1.94 log10 CFU reduction); and PRSP lung (neutropenic; 5 analogs 1.03-1.69 log10 CFU reduction). Oral efficacy was demonstrated in 3 models. Lead optimization will seek to further improve efficacy, especially in the thigh model which is a simulation of the initial clinical indication.

One analog tested in a battery of safety screens (Eurofins 44 panel, CiPA panel, and CYP inhibition assays) showed no liabilities. As a pilot study, two analogs were tested in 5-day repeat dose studies in mice at 50 mg/kg TID (150 mg/day). One analog showed no HepG2 cytotoxicity (IC50 >128 µg/mL) in vitro, while the 2nd showed effects (IC50 30 µg/mL). There were no adverse effects observed in life, no changes in body weight, and no significant gross necropsy findings for either compound. Serum chemistry showed no effects (treated vs. control; n=5/group) for the 1st compound (IC50 >128 µg/mL) while the 2nd (IC50 30 µg/mL) showed elevated liver enzymes for one analog in several mice dosed IV and PO. These results were encouraging since the HepG2 in vitro assay is used as a marker for potential in vivo toxicity.

Spontaneous resistance frequency is low (<3.17x10-9 and <1.30x10-9 for MRSA and VRE, respectively, at 4xMIC), and there is no cross-resistance with other antibiotics. Acurx is studying potential MOR (Mechanism of Resistance) to pol IIIC inhibitors using whole genome sequencing.

In collaboration with two laboratories at Leiden University Medical Center under a Dutch government grant, the 3-D structure of pol IIIC from MRSA, VRE and PRSP alone and bound to Acurx inhibitors will be studied using cryo-EM/X-ray crystallography. Using this, novel analogs with improved binding will be tested.

The Acurx Lead Optimization program is modifying existing leads to develop compounds with improved potency, less plasma protein binding, and increased exposures. The Lead Optimization Program includes developing an improved rapid assay of pol IIIC inhibitor activity (Ki) for MRSA, VRE, and PRSP; determining the 3 D structure of Acurx compounds bound to pol IIIC enzymes for improved SAR; developing/testing novel oral formulations to improve bioavailability; and testing prodrug compounds in animal infection/safety models. Oral and IV candidates from Lead Optimization will then advance to preclinical testing and Phase 1 SAD (Single Ascending Dose) / MAD (Multiple Ascending Dose) trials.

The initial clinical indication is targeting gram-positive acute bacterial skin and skin structure infections (ABSSSI); subsequent trials may target confirmed Gram-positive infections for hospital-acquired bacterial pneumonia (HABP), bloodstream infections/endocarditis, diabetic foot infections, and/or osteomyelitis. ABSSSI is an ideal clinical indication for a pan active gram-positive drug since the clinical end points, comparators, and execution are well established.

These bacterial targets (MRSA, VRE and PRSP) involve an incidence of approximately six million patients per year in the U.S. alone. Based on a review of other antibiotics currently marketed to treat these bacterial infections, our early estimate of peak year sales potential is 4% to 5% of this annual incidence and a peak year sales potential of approximately $1 billion.

Employees and Human Capital Resources

As of March 15, 2023, we had four full-time employees. Of these employees, one was engaged in research and development activities for a portion of his time. Substantially all of our employees are based in Staten Island, New York. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $12.1 million for the year ended December 31, 2022, and $12.7 million for the year ended December 31, 2021. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2022 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of December 31, 2022 we had approximately $9.1 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. We believe that, based upon our current operating plan, our existing capital resources, will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the year ended December 31, 2022. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Our officers, directors and their affiliates currently collectively own 4,057,210 shares of our common stock (on an as-converted basis) or approximately 31% of our outstanding shares of common stock (on an as-converted basis) as of December 31, 2022. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Effective internal control over financial reporting is necessary for us to provide reliable financial reports and, together with adequate disclosure controls and procedures, are designed to prevent fraud. Any failure to implement required new or improved controls, or difficulties encountered in their implementation could cause us to fail to meet our reporting obligations. In addition, any testing by us conducted in connection with Section 404, or any subsequent testing by our independent registered public accounting firm, may reveal deficiencies in our internal control over financial reporting that are deemed to be material weaknesses or that may require prospective or retroactive changes to our financial statements or identify other areas for further attention or improvement. Inferior internal controls could also cause investors to lose confidence in our reported financial information, which could have a negative effect on the trading price of our stock.

We are required to disclose changes made in our internal controls and procedures on a quarterly basis and our management is required to assess the effectiveness of these controls annually. However, for as long as we are an EGC, our independent registered public accounting firm will not be required to attest to the effectiveness of our internal control over financial reporting pursuant to Section 404. We could be an EGC for up to five years. An independent assessment of the effectiveness of our internal control over financial reporting could detect problems that our management’s assessment might not. Undetected material weaknesses in our internal control over financial reporting could lead to restatements of our financial statements and require us to incur the expense of remediation.

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

Holders of Our Common Stock

As of March 15, 2023, there were approximately 358 holders of record of shares of our common stock.

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

We did not sell any of our unregistered securities during the year-ended December 31, 2022.

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

Our approach is to develop a new class of antibiotic candidates that block the DNA polymerase IIIC (“Pol IIIC”). We believe we are developing the first Pol IIIC inhibitor to enter clinical trials and have clinically validated the bacterial target by demonstrating the efficacy of our lead antibiotic candidate in a Phase 2a clinical trial. Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridium difficile (“C. difficile”), Enterococcus (including vancomycin-resistant strains (“VRE”)), Staphylococcus (including methicillin-resistant strains), and Streptococcus (including antibiotic resistant strains).

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

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the Pol IIIC enzyme, a previously unexploited scientific target. Phase 2a clinical efficacy of our lead antibiotic validate the Pol IIIC bacterial target. On December 3, 2021, we commenced enrollment in a Phase 2b 64-patient, randomized (1-to-1), non-inferiority, double-blind, trial of oral ibezapolstat compared to oral vancomycin, a standard of care to treat C. difficile infections (“CDI”).

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

As of December 31, 2022, we had cash of approximately $9.1 million.

Recent Developments

Based on the blinded observed data from the ongoing Phase 2b clinical trial to date, in January 2023, the Company filed a protocol amendment to its Investigational New Drug Application (IND) with FDA to allow for an Independent Data Monitoring Committee (IDMC) to review interim clinical data. If acceptable to FDA, the IDMC will review the clinical data upon enrollment of 36 patients in the Phase 2b clinical trial. The Company currently has enrolled 25 patients in the Phase 2b clinical trial. The IDMC will determine and recommend to the Company whether the most appropriate course of action forward is to early terminate the Phase 2b clinical trial (as the Company had done with the Phase 2a clinical trial) or to continue patient enrollment. The Company intends to report available data promptly after the IDMC conducts this interim review. The Company assembled its IDMC in the first quarter of 2023 for this purpose.

Referring Physician Program and Trial Site Expansion

In July 2022, we launched an innovative patient enrollment acceleration program (“Referring Physician Program”) to optimize patient enrollment in our ongoing Phase 2b clinical trial of ibezapolstat in patients with CDI. Our newly instituted Referring Physician Program involves principal investigators and study coordinators of our clinical trial sites reaching out to potential Referring Physicians (“RPs”) within an approximately twenty-five mile radius of our clinical trial sites. In each case, our scientific team has identified all of these potential RPs as high-prescribing physicians of the most commonly used antibiotics for treatment of CDI over a recent twelve-month period.

According to the physician prescribing data available to us from an industry-standard source, identified RPs in the aggregate of just fourteen of our currently activated clinical trial sites treated a total of over 30,000 patients in a recent one-year period, suggesting that a substantial number of subjects could potentially be available for referral to one of these fourteen clinical trial sites if the patients qualify. The first tranche of this program has been activated with seventeen of our clinical trial sites and any further increases, if any, will follow after the review by IDMC of interim data from the Phase 2b clinical trial.

We believe the Referring Physician Program, which has a number of other supportive elements, will enhance the rate of enrollment potentially mitigating or partially mitigating the countervailing enrollment disruption caused by the COVID-19 pandemic.

Additionally, in July 2022, we increased the number of clinical trial sites participating in our Phase 2b clinical trial from the original twelve clinical trial sites to twenty eight.

Registered Direct Offering

On July 25, 2022, we entered into securities purchase agreements (the “Purchase Agreements”) with David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, a member of our board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which we issued and sold in a registered direct offering an aggregate of 1,159,211 shares of our common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of our common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable and may be exercised at any time until fully exercised. As of December 31, 2022, all of the pre-funded warrants were exercised.

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

In a concurrent private placement, we issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of our common stock and series B warrants to purchase 1,289,980 shares of our common stock, all of which are deemed equity classified. We issued an aggregate of 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55. Additionally, we issued an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants are exercisable commencing on January 27, 2023 and will expire on January 27, 2028. The series B warrants are exercisable commencing on January 27, 2023 and will expire on January 27, 2024. The registered direct offering and concurrent private placement closed on July 27, 2022.

On July 25, 2022, we entered into a co-placement agent agreement (the “Placement Agent Agreement”), with A.G.P./Alliance Global Partners (“AGP”) and Maxim Group LLC (“Maxim”, and together with AGP, the “Placement Agents”) in connection with the registered direct offering pursuant to which we paid the Placement Agents a cash fee of $287,874 and issued to the Placement Agents an aggregate of 63,018 warrants to purchase shares of common stock (which is 5% of the aggregate number of shares of common stock and pre-funded warrants sold in the registered direct offering to the Investor and 2.5% of the aggregate number of shares of common stock sold to the Affiliate Investors). The warrants will have an exercise price of $3.60 per share (representing 110% of the weighted average public offering price of the aggregate number of shares of common stock sold in the registered direct offering to the Investor and Affiliate Investors), are exercisable beginning January 27, 2023, and will expire on July 27, 2027.

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

Results of Operations

Years Ended December 31, 2022 and 2021

The following table summarizes our results of operations for the years ended December 31, 2022 and 2021:

	Year Ended
	December 31,		Percentage
	2022	2021	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$4,754	$2,030	134%
General and Administrative	7,340	10,784	(32)%
TOTAL OPERATING EXPENSES	12,094	12,814	(6)%
Gain on forgiveness of Paycheck Protection Program Loan	—	67	(100)%
Net Loss	$(12,094)	$(12,747)	(5)%

Research and Development Expenses. Research and development expenses were $4.8 million for the year ended December 31, 2022, and $2.0 million for the year ended December 31, 2021, an increase of $2.8 million primarily due to increase in consulting related costs for the Phase 2b clinical trial.

General and Administrative Expenses. General and administrative expenses were $7.3 million for the year ended December 31, 2022, and $10.8 million for the year ended December 31, 2021. General and administrative expenses decreased by approximately $3.5 million primarily due to $1.3 million decrease in professional fees, $2.3 million decrease in share-based compensation costs, offset by $0.1 million increase in insurance costs.

Net Loss. Net loss was $12.1 million for the year ended December 31, 2022, compared to $12.7 million for the year ended December 31, 2021, a decrease of $0.6 million, primarily due to the reasons stated above.

Liquidity and Capital Resources

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $38.6 million as of December 31, 2022. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents commission of $0.3 million and offering costs of $0.2 million.

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

As of December 31, 2022, we had working capital of $7.3 million, consisting primarily of $9.1 million of cash and $0.3 million of prepaid expenses, offset by $2.1 million of accounts payable and accrued expenses.

Sources of Liquidity

To date, we have financed our operations principally through private placements of equity issuances, the IPO, and a registered direct offering.

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

Registered Direct Offering

In July 2022, we completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2022 and 2021:

	For the year ended
	December 31,
	2022	2021

	(in thousands)
Net cash (used in) provided by:
Operating activities	$(7,542)	$(5,013)
Financing activities	3,695	14,797
Net (decrease) / increase in cash	$(3,847)	$9,784

Operating Activities

Net cash used in operating activities was $7.5 million for the year ended December 31, 2022, primarily attributable to the net loss of $12.1 million, offset by share-based compensation of $2.9 million, share-based payments to vendors of $0.4 million and an increase of $1.3 million in accounts payable and accrued expenses.

Net cash used in operating activities was $5.0 million for the year ended December 31, 2021, primarily attributable to the net loss of $12.7 million, offset by share-based compensation of $5.2 million, share-based payments to vendors of $1.6 million and $0.9 million of share-based executive compensation.

Investing Activities

Net cash provided by investing activities were none for the years ended December 31, 2022 and 2021.

Financing Activities

Net cash provided by financing activities was $3.7 million for the year ended December 31, 2022, which was attributable to the net proceeds from the registered direct offering.

Net cash provided by financing activities was $14.8 million for the year ended December 31, 2021, primarily due to the net proceeds from our IPO.

Funding Requirements

We believe that our existing cash will not be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of our financial statements for the year ended December 31, 2022. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, including with regard to the impact of COVID-19 on our clinical trial enrollment. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of December 31, 2022 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2022, or that they will have a significant impact on us at the time they become effective.

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

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company's estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

Share-Based Compensation

The Company accounts for the cost of services performed by employees, officers and directors received in exchange for an award of Company membership interests, common stock or stock options, based on the grant-date fair value of the award. The Company recognizes compensation expense based on the requisite service period.

Compensation expense associated with stock option awards is recognized over the requisite service period based on the fair value of the option at the grant date determined based on the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value computation using the Black-Scholes option pricing model. Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for the comparison of volatility and the dividend yield. The risk-free rate of return was derived from U.S. Treasury notes with comparable maturities. We will continue to analyze the expected stock price volatility and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or if we were to elect to utilize an alternative method for valuing stock options granted to employees, officers and directors, could potentially impact our stock-based compensation expense and our results of operations.

Share-Based Payments to Vendors

The Company accounts for the cost of services performed by vendors in exchange for an award of Company membership interests, common stock, or stock options, based on the grant-date fair value of the award or the fair value of the services rendered; whichever is more readily determinable. We also use Black-Scholes option pricing model for the purpose of estimating the fair value of options and warrants. Changes in our Black-Scholes assumptions, or if we were to utilize an alternative method for valuing options or warrants issued to our vendors, could impact our expense and our results of operations

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

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

As required by Rules 13a-15(e) and 15d-15(e) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Form 10-K of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Form 10-K.

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

We can give no assurance that material weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

Management’s Annual Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) and 15d-15(f) under the Exchange Act.

Our management conducted an assessment of the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2022.

Attestation Report of the Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of our registered public accounting firm due to an exemption established by the JOBS Act for “emerging growth companies”. Additionally, our independent registered public accounting firm will not be required to opine on our internal control over financial reporting until we are no longer an emerging growth company.

Changes in Internal Control Over Financial Reporting

As previously reported, management recognized that the Company had material weaknesses in its internal control over financial reporting as of December 31, 2021. We identified a material weakness as it relates to a lack of adequate segregation of accounting functions.

To remediate the inadequate segregation of duties, our management (i) engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees, (ii) hired a controller to remediate the segregation of duties issue, who commenced employment in April 2022 and (iii) implemented a quarterly financial statement close process that includes formal reviews of financial statement account balances and journal entries. Accordingly, management believes it has remediated the material weakness related to inadequate segregation of duties.

Except as noted above, there were no additional changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) identified in connection with the evaluation of such internal control that occurred during the fourth quarter of our last fiscal year that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Set forth below are the names of our directors and officers and each of their principal occupations and employers, as applicable. Additional information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

David P. Luci — President and Chief Executive Officer, Director

Mr. Luci is our co-founder, President and Chief Executive officer and has served as Director since February 2018. Mr. Luci previously served as our Managing Director from February 2018 until June 2021. Previously, Mr. Luci was the President and Chief Executive Officer of Dipexium Pharmaceuticals (Nasdaq: DPRX), a pharmaceutical company focused on antibiotic drug development, from February 2010 until its sale to PLx Pharma Inc. (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. From February 2009 to January 2010, Mr. Luci served as a member of the board of directors of Access, where he also served as Chairman of the Audit Committee and Chairman of the Compensation Committee as well as serving in a consulting capacity following the acquisition of MacroChem. From December 2007 through February 2009, Mr. Luci served as a member of the board of directors and President of MacroChem. Prior to that, Mr. Luci served as Executive Vice President, Chief Financial Officer, General Counsel and Corporate Secretary of Bioenvision, Inc. (or Bioenvision), an international biopharmaceutical company focused upon the development, marketing and commercialization of oncology products and product candidates. Mr. Luci began his career with Ernst & Whinney LLP (now Ernst &Young LLP) in New York as a certified public accountant working in the Healthcare Practice Group. He later practiced corporate law at Paul Hastings LLP in New York, where his practice encompassed all aspects of public and private mergers and acquisitions, corporate finance, restructurings and private equity transactions, with a core focus in the healthcare industry. Mr. Luci graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting and graduated from Albany Law School of Union University where he served as Managing Editor of the Journal of Science & Technology. Mr. Luci became a certified public accountant in the State of Pennsylvania in 1990 (inactive) and is a member of the New York State Bar Association. Mr. Luci was selected to serve on our board of directors because of his extensive experience in the pharmaceutical industry.

Robert J. DeLuccia — Executive Chairman

Mr. DeLuccia is our co-founder and Executive Chairman and has served as Director since February 2018. Mr. DeLuccia previously served as our Managing Partner from February 2018 until June 2021. February 2018. Previously, Mr. DeLuccia was the Executive Chairman of Dipexium Pharmaceuticals (Nasdaq: DPRX), a pharmaceutical company focused on antibiotic drug development, from February 2010 until its sale to PLx Pharma Inc. (Nasdaq: PLXP) in a merger valued at $69 million in April 2017. Previously, from 2004 to 2009, Mr. DeLuccia served in several capacities at MacroChem, a development-stage, publicly traded pharmaceutical company using topical drug delivery technology for products in dermatology, podiatry, urology and cancer, including as Chairman of the board of directors, President and Chief Executive Officer. Prior to joining MacroChem, Mr. DeLuccia served as President and Chief Executive Officer of Immunomedics, Inc., a publicly-traded biopharmaceutical company focused on antibody-based therapeutic products and diagnostic imaging for cancer and infectious diseases. Mr. DeLuccia also served as President of Sterling Winthrop, Inc. (or Sterling Winthrop) (as an independent corporation and then as subsidiary of Eastman Kodak), and subsequently, upon acquisition, the U.S. subsidiary of Sanofi-Aventis (or Sanofi) and currently serves as a member of the board of directors of IBEX Technologies Inc., which manufactures and markets proprietary enzymes (heparinases and chondroitinases) for use in pharmaceutical research and Heparinase I, used in many leading hemostasis monitoring devices. Mr. DeLuccia began his career as a pharmaceutical sales representative for Pfizer, Inc. (or Pfizer) and progressed to Director of Marketing, Pfizer Laboratories Division, and to Vice President Marketing and Sales Operations for Pfizer’s Roerig Division. Mr. DeLuccia received a Bachelor of Business Administration with a concentration in Marketing and a Master’s Degree in Business Administration from Iona College. Mr. DeLuccia was selected to serve as Chairman of our board of directors because of his extensive executive leadership and experience in the pharmaceutical industry.

Carl V. Sailer — Director

Mr. Sailer has served as our director since October 2018. Since May 2019, Mr. Sailer has served as VP, Global Account Lead for Syneos Health (Nasdaq: SYNH). Previously, Mr. Sailer served as VP, Sales and Marketing for Emisphere Technologies from October 2012 until March 2019, Vice President of Commercial Operations at New American Therapeutics from August 2010 to September 2012, and VP, Commercial Operations Akrimax Pharmaceuticals from May 2008 to July 2010. Mr. Sailer started his career in various sales, marketing and sales management roles in the pharmaceutical and consumer products divisions of Bristol-Myers Squibb and Bayer Healthcare. Mr. Sailer has over 25 years of experience as a commercial leader in the biopharmaceutical industry. Mr. Sailer earned a Master of Business Administration from Hofstra University and a Bachelor of Science in Marketing from Seton Hall University, where he currently serves on the Advisory Board of the Market Research Center at the Stillman School of Business. Mr. Sailer was selected to serve on our board of directors because of his extensive experience in the pharmaceutical and consumer goods industries.

Thomas Harrison — Director

Mr. Harrison has served as our director since July 2021. Since June 2016, Mr. Harrison has served as Chairman Emeritus of the Diversified Agency Services (“DAS”) division of Omnicom Group Inc. (NYSE: OMC), the world’s largest group of marketing services companies, having previously served as its President, then Chairman and CEO. DAS provides an unparalleled range of marketing communications services including public relations, crisis management, branding, sales promotion, customer relationship management and specialty communications including health care advertising. With over 5000 worldwide clients, the DAS division under Mr. Harrison had annual revenues of over $6.0 billion and became the largest business unit within Omnicom Group. Under Mr. Harrison’s leadership, the DAS division grew from Omnicom’s smallest to its largest division and accounted for over 50% of Omnicom’s total revenues. He acquired and led a group of companies which became the most influential in their respective disciplines and built the largest, most innovative, diverse and relevant group of specialized agencies.

Mr. Harrison’s multi-faceted career brought him to Omnicom in 1992 when Omnicom acquired the firm he co-founded, Harrison & Star Business Group, which was the most successful and rapidly growing agency group in the healthcare industry. Mr. Harrison served as Chairman of the Harrison & Star Group and Chairman of Diversified Healthcare Communications, a group of eight healthcare agencies within Omnicom, until his appointment as President of DAS in 1997. He was named Chairman and Chief Executive of DAS in 1998 and remained in this role until being named Chairman Emeritus in 2013.

With an advanced degree in cell biology and physiology, Mr. Harrison began his business career at Pfizer Laboratories as a pharmaceutical sales representative His agency, Harrison & Star, was an entrepreneurial agency that fused high science with high creativity. The agency became uniquely positioned in the market due to its understanding of the clinical and scientific underpinnings of prescription product promotion and its ability to communicate with practicing physicians using the language of science not sales.

Mr. Harrison brought his scientific acumen and career experience in healthcare, wellness, branding and communication to the evolving cannabis marketplace in 2015 when he joined the Board of Directors of Zynerba Pharmaceuticals, a leader in pharmaceutically produced transdermal cannabinoid therapies for rare and near-rare psychiatric disorders. Mr. Harrison joined Merida Capital Partners in 2019 as Senior Operating Partner. At Merida, he serves as a strategic and operational advisor across the firm’s portfolio companies. Mr. Harrison is focused on contributing his expertise to this dynamic industry as it continues to unfold.

Mr. Harrison is a member of the Executive Committee of the Montefiore Health System and currently sits on the board of Fifth Street Asset Management (2014 – Present) where he serves as Lead Independent Director and Chairman of the Audit Committee. He also serves on the board of Madison Logic, a digital business to business agency (2017 – Present). Most recently, Mr. Harrison was appointed to the board of MainStem, a cannabis-related supply company and also ACTV8me, a digital advertising attribution company.

Mr. Harrison is a past board member at ePocrates, a publicly traded healthcare information company, where he served from 2006 until its acquisition in 2013 and he has also served as a board member for The Morgans Hotel Group (2006 – 2013). Mr. Harrison joined the board of Dipexium Pharmaceuticals in 2011 and served until its acquisition in 2017. He was a board member of rVue, a digital out-of-home media company from 2013 until 2016 and sat on the board of Social Growth Technologies from 2014 until its acquisition in 2016. Mr. Harrison was appointed to the board of directors of Zynerba Pharmaceuticals in 2015 serving as Chair of the Nominations and Corporate Governance Committee and as a member of the Compensation Committee until 2019 when he joined Merida Capital Partners.

Mr. Harrison earned an LH.D and Masters of Science in cell biology from West Virginia University, and a Bachelor of Science in cell biology and physiology from Shepherdstown University. Mr. Harrison was selected to serve on our board of directors because of his extensive public company experience and his knowledge of the pharmaceutical industry.

Joseph C. Scodari — Director

Mr. Scodari has served as our director since July 2021. Since October 2017, Mr. Scodari has served as Chairman of the Board of Directors of Optinose (Nasdaq: OPTN), a specialty pharmaceutical company focused on serving the needs of patients cared for by ear, nose and throat (“ENT”) and allergy specialists. Mr. Scodari was previously Worldwide Chairman, Pharmaceuticals Group, of Johnson & Johnson, and a member of Johnson & Johnson’s Executive Committee from March 2005 until his retirement in March 2008. From 2003 to March 2005, Mr. Scodari was Company Group Chairman of Johnson & Johnson’s Biopharmaceutical Business. Mr. Scodari joined Centocor in 1996 as President, Pharmaceutical Division and was named President and COO in 1998, a position that he served in until Conocor Inc.’s acquisition by Johnson & Johnson in 1999. Mr. Scodari began his career in 1974 in sales for Winthrop Laboratories, Division of Sterling Drug. He progressed through various management positions, eventually leading the Diagnostic Imaging Division for Winthrop and later Strategic Marketing at the corporate level for the Imaging business. Mr. Scodari joined Rorer Pharmaceuticals (shortly thereafter, Rhône-Poulenc Rorer) in 1989 as Vice President of Marketing and Business Development. He later served as Vice President and General Manager for the United States, and subsequently, North America, and finally as Senior Vice President and General Manager for the Americas. Mr. Scodari previously served as a director of Actelion Pharmaceuticals, Ltd., Endo Health Solutions, Inc. and Covance, Inc. Mr. Scodari has served on various non-profit boards, including the University of the Health Sciences in Philadelphia, the Board of Overseers for the Robert Wood Johnson School of Medicine, and on the Board of Trustees for Gwynedd Mercy College. He has also served on various industry association boards, including the NWDA Associate Member Board, the National Pharmaceutical Council, as Vice Chairman of the Biotechnology Industry Organization (“BIO”), and Chairman of PA BIO. Mr. Scodari received a B.A. from Youngstown State University. Mr. Scodari was selected to serve on our board of directors because of his extensive experience in the pharmaceutical industry.

Jack H. Dean, Ph.D., Sc.D. (Hon.), DABT, Fellow ATS — Director

Dr. Dean has served as our director since July 2021. He previously served as a director of our predecessor, Dipexium Pharmaceuticals (Nasdaq: DPRX), a pharmaceutical company focused on antibiotic drug development from October 2010 until its sale to PLx Pharma Inc. (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. Since 2006, Dr. Dean has served as an advisor to the Executive Vice President of Drug Development for Sanofi, consulting on drug development strategy, drug safety issues and immunotoxicology through his company Drug Development Advisors, LLC where he serves as President. Dr. Dean is also a research professor in the departments of Medical Pharmacology and Pharmacology/ Toxicology, Colleges of Medicine and Pharmacy, at University of Arizona in Tucson. Prior to January 2006, Dr. Dean served as the President, U.S. Science and Medical Affairs (R&D), Sanofi in Malvern, Pennsylvania and the Global Director of Preclinical Development for Sanofi. Dr. Dean joined Sterling Winthrop in 1988, as Director of the Department of Toxicology and was appointed Vice President, Drug Safety worldwide in 1989. In addition, Dr. Dean served as Director of the Sterling Winthrop Research Center in Alnwick, England from 1990 to 1992. Dr. Dean was appointed Executive Vice President, Drug Development, in 1992 where he managed Non-Clinical and Clinical Development, and Regulatory Affairs. Before joining Sterling Winthrop, Dr. Dean headed the Department of Cellular and Molecular Toxicology, Chemical Industry Institute of Toxicology, Research Triangle Park, NC from 1982 to 1988. Prior to 1982, he headed the Immunotoxicology Section, National Institute of Environmental Health Services and National Toxicology Program, NIH in Research Triangle Park. From 1972 to 1979, Dr. Dean was in the Department

of Immunology at Litton Bionetics (Department Director from 1975 to 1979) conducting research in tumor immunology. Dr. Dean holds a Bachelor of Science in microbiology and a Master of Science in medical microbiology from California State University at Long Beach. He earned a Ph.D. in molecular biology and minor in biochemistry in 1972 from the College of Medicine, University of Arizona. Dr. Dean held adjunct professorships at the University of North Carolina, Chapel Hill and Duke University from 1981 to 1988. Dr. Dean was selected to serve on our board of directors because of his extensive experience in the pharmaceutical industry.

James Donohue — Director

Mr. Donohue has served as our director since July 2021. Mr. Donohue has been a Vice President with Charles River Associates (Nasdaq: CRAI), a leading global consulting firm specializing in economic, financial, and management consulting services, since April 2004. Mr. Donohue has nearly 30 years of experience in valuation, damages, and forensic accounting. Mr. Donohue is a Certified Public Accountant (CPA) in Maryland and has a Bachelor of Science degree in Accountancy from Villanova University. He is also a Certified Valuation Analyst (CVA) and is Accredited in Business Valuation (ABV). Mr. Donohue was selected to serve on our board of directors because of his expertise in financial accounting.

Robert Shawah — Chief Financial Officer

Mr. Shawah has served as our Chief Financial Officer since June 2021. Mr. Shawah previously served as our Chief Accounting Officer and Vice President of Finance from February 2018 to June 2021. Previously, Mr. Shawah served as Chief Accounting Officer of Dipexium Pharmaceuticals, Inc. (Nasdaq: DPRX) from 2014 until when Dipexium Pharmaceuticals was sold to PLX Pharma (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. Further, Mr. Shawah has served as Vice President of Baldwin Pearson & Co, Inc., a commercial real estate firm. From August 2018 to December 2018, Mr. Shawah served as a director for Ameri100, a software integration company. Mr. Shawah graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting.

Item 11. Executive Compensation.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

The information required by this Item will be included in the 2023 Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The financial statements filed as part of this Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b)	Exhibit Index.
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1	Certificate of Incorporation of Acurx Pharmaceuticals, Inc.		S-1	05/27/21	333-256516
3.2	Bylaws of Acurx Pharmaceuticals, Inc.		S-1	05/27/21	333-256516
4.1	Form of Common Stock Certificate.		S-1	05/27/21	333-256516
4.2	Form of Series A Warrant		8-K	07/25/22	001-40536
4.3	Form of Series B Warrant		8-K	07/25/22	001-40536
4.4	Form of Pre-Funded Warrant.		8-K	07/25/22	001-40536
4.5	Form of Placement Agent Warrant.		8-K	07/25/22	001-40536
4.6	Description of Securities.	X
10.1	Form of Indemnification Agreement.		S-1	05/27/21	333-256516
10.2	Form of Warrant.		S-1	05/27/21	333-256516
10.3	Form of Common Stock Purchase Warrant.		S-1	05/27/21	333-256516
10.4	Form of Securities Purchase Agreement.		8-K	07/25/22	001-40536
10.5	Form of Investor Rights Agreement, by and between the Registrant and certain purchasers.		S-1	05/27/21	333-256516
10.5.1+	Acurx Pharmaceuticals, Inc. 2021 Equity Incentive Plan		S-1	05/27/21	333-256516
10.5.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.5.3+	Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.5.4+	Form of Recapitalization Exchange Option Agreement.		S-8	07/19/21	333-258026
10.6+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert J. DeLuccia, dated May 25, 2021.		S-1	05/27/21	333-256516
10.7+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and David P. Luci, dated May 25, 2021.		S-1	05/27/21	333-256516
10.8+	Amended and Restated Employment Agreement, by and between Acurx		S-1	05/27/21	333-256516

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
Pharmaceuticals, Inc. and Robert Shawah, dated May 25, 2021.
10.9	Master Clinical Services Agreement, dated October 11, 2019, by and between Acurx Pharmaceuticals, Inc. and Syneos Health, LLC.		S-1	05/27/21	333-256516
10.10#	Asset Purchase Agreement, dated February 5, 2018, by and between Acurx Pharmaceuticals, Inc. and GLSynthesis Inc.		S-1	05/27/21	333-256516
21.1	Subsidiaries	X
23.1	Consent of CohnReznick LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)	X

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

ACURX PHARMACEUTICALS, INC.
Date: March 15, 2023	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Luci	President, Chief Executive Officer and Director	March 15, 2023
David P. Luci	(Principal Executive Officer)

/s/ Robert G. Shawah	Chief Financial Officer	March 15, 2023
Robert G. Shawah	(Principal Accounting Officer and Principal Financial Officer)

/s/ Robert J. DeLuccia	Executive Chairman	March 15, 2023
Robert J. DeLuccia

/s/ Carl V. Sailer	Director	March 15, 2023
Carl V. Sailer

/s/ Joseph C. Scodari	Director	March 15, 2023
Joseph C. Scodari

/s/ Thomas Harrison	Director	March 15, 2023
Thomas Harrison

/s/ Jack H. Dean	Director	March 15, 2023
Jack H. Dean

/s/ James Donohue	Director	March 15, 2023
James Donohue

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Acurx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acurx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2022 and 2021, and the related statements of operations, changes in members’ and shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2022 and 2021 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The Company's Ability to Continue as a Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred recurring losses from operations since inception and has stated that substantial doubt exists about the Company's ability to continue as a going concern. Management's evaluation of the events and conditions and management's plans regarding these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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

/s/ CohnReznick LLP

Parsippany, New Jersey

March 15, 2023

ACURX PHARMACEUTICALS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2022 and 2021

	December 31,	December 31,
	2022	2021

ASSETS

CURRENT ASSETS
Cash	$9,111,751	$12,958,846
Prepaid Expenses	264,955	295,304
TOTAL ASSETS	$9,376,706	$13,254,150

LIABILITIES AND MEMBERS' AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,061,685	$843,909
TOTAL CURRENT LIABILITIES	2,061,685	843,909

TOTAL LIABILITIES	2,061,685	843,909

COMMITMENTS AND CONTINGENCIES

MEMBERS' AND SHAREHOLDERS' EQUITY
Members’ Equity, Class A	—	—
Members’ Equity, Class B	—	—
Common Stock; $.001 par value, 200,000,000 shares authorized, 11,627,609 and 10,215,792 shares issued and outstanding at December 31, 2022 and 2021, respectively	11,628	10,216
Additional Paid-In Capital	45,944,478	38,948,334
Accumulated Deficit	(38,641,085)	(26,548,309)

TOTAL MEMBERS' AND SHAREHOLDERS’ EQUITY	7,315,021	12,410,241

TOTAL LIABILITIES AND MEMBERS' AND SHAREHOLDERS’ EQUITY	$9,376,706	$13,254,150

See accompanying notes to the financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	2022	2021

OPERATING EXPENSES
Research and Development	$4,754,271	$2,030,177
General and Administrative	7,338,505	10,784,023

TOTAL OPERATING EXPENSES	12,092,776	12,814,200

Gain on Forgiveness of Paycheck Protection Program Loan	—	66,503

NET LOSS	$(12,092,776)	$(12,747,697)

LOSS PER SHARE
Basic and diluted net loss per common share	$(1.12)	$(1.49)

Weighted average common shares outstanding basic and diluted	10,816,412	8,535,873

See accompanying notes to the financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN MEMBERS’ AND SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2022 AND 20201

	Class A Membership		Class B Membership
	Interests		Interests		Common Stock				Total
							Additional		Members’
	Number of		Number				Paid-In	Accumulated	and Shareholders’
	Units	Amount	of Units	Amount	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2021	13,493,807	$16,402,198	100,000	$100,000	—	$—	$—	$(13,800,612)	$2,701,586
Executive Compensation Settled with Membership Interests	57,430	186,650	471,042	730,115	—	—	—	—	916,765
Cancellation of Class B Issuance	—	—	(471,042)	—	—	—	—	—	—
Share-Based Compensation	400,936	755,556	—	—	—	—	4,399,158	—	5,154,714
Share-Based Payments to Vendors	30,145	172,971	—	—	299,584	300	1,414,470	—	1,587,741
Corporate Conversion	(13,982,318)	(17,517,375)	(100,000)	(830,115)	7,041,208	7,041	18,340,449	—	—
Initial Public Offering and underwriter warrants, net of $2,452,868 cash issuance costs	—	—	—	—	2,875,000	2,875	14,794,257	—	14,797,132
Net Loss	—	—	—	—	—	—	—	(12,747,697)	(12,747,697)
Balance at December 31, 2021	—	—	—	—	10,215,792	10,216	38,948,334	(26,548,309)	12,410,241
Share-Based Compensation	—	—	—	—	—	—	2,871,681	—	2,871,681
Share-Based Payments to Vendors	—	—	—	—	114,889	115	430,565	—	430,680
Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $529,805 cash issuance costs	—	—	—	—	1,159,211	1,159	3,694,023	—	3,695,182
Cashless Warrant Exercise	—	—	—	—	6,948	7	(7)	—	-
Pre-funded Warrant Exercise	—	—	—	—	130,769	131	(118)	—	13
Net Loss	—	—	—	—	—	—	-	(12,092,776)	(12,092,776)
Balance at December 31, 2022	—	$—	—	$—	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021

See accompanying notes to the financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2022 AND 2021

	Years Ended
	December 31,
	2022	2021

Cash Flow from Operating Activities:
Net Loss	$(12,092,776)	$(12,747,697)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	2,871,681	5,154,714
Share-Based Payments to Vendors	430,680	1,587,741
Executive Compensation Settled with Membership Interests	—	916,765
Gain on Forgiveness of Paycheck Protection Program Loan	—	(66,503)
(Increase) / Decrease in:
Prepaid Expenses	30,349	(246,695)
Accounts Payable and Accrued Expenses	1,217,776	387,978
Net Cash Used in Operating Activities	(7,542,290)	(5,013,697)

Cash Flow from Financing Activities:
Proceeds from Initial Public Offering, net of issuance costs	—	14,797,132
Proceeds from Registered Direct Offering, net of issuance costs	3,695,182	—
Pre-funded Warrant Exercise	13	—
Net Cash Provided by Financing Activities	3,695,195	14,797,132
Net (Decrease) Increase in Cash	(3,847,095)	9,783,435
Cash at Beginning of Year	12,958,846	3,175,411
Cash at End of Year	$9,111,751	$12,958,846
SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Warrants issued in connection with offerings	$171,409	$618,000

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. As of December 31, 2022, the Company had a cash balance of approximately $9.1 million, which based on current estimates will not be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of the financial statements for the year ended December 31, 2022. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the year ended December 31, 2022 resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of December 31, 2022, the Company had cash of approximately $9.1 million in U.S. bank accounts which was not fully insured by the FDIC.

Guaranteed Payments to Members

Prior to the corporate conversion, guaranteed payments to members of the Company that were designated to represent reasonable compensation for services rendered were accounted for as Company expenses rather than an allocation of the Company’s net income.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $4,754,271 and $2,030,177 for the years ended December 31, 2022 and 2021, respectively.

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company's estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

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

Major Vendor

The Company had a major vendor that accounted for approximately 55% and 42% of the research and development expenditures for the years ended December 31, 2022 and 2021, respectively. The same vendor also accounted for approximately 56% and 5% of the total accounts payable and accrued expenses as of December 31, 2022 and 2021, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

The Company had an additional major vendor that accounted for approximately 4% and 15% of the research and development expenditures for the years ended December 31, 2022 and 2021. The same vendor did not account for any material portion of the total accounts payable and accrued expenses. The Company will continue to maintain this vendor relationship over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2022 and 2021 were as follows:

	December 31, 2022	December 31, 2021
Accrued compensation expenses	$542,895	$508,343
Accrued research and development	1,405,536	229,090
Accrued professional fees	83,715	43,102
Other accounts payable and accrued expenses	29,539	63,374
Total	$2,061,685	$843,909

NOTE 4 – PAYCHECK PROTECTION PROGRAM LOAN

In May 2020, the Company received a Paycheck Protection Program loan (“PPP Loan”) under the CARES Act, as administered by the U.S. Small Business Administration (”SBA”) in the amount of $66,503.  The Company did not provide any collateral or guarantees in connection with the PPP loan, nor did the Company pay any facility charge to obtain the PPP Loan. The note and agreement provided for customary events of default, including those relating to failure to make payment, bankruptcy, breaches of representations and material adverse effects. The Company was permitted to prepay the principal of the PPP Loan at any time without incurring any prepayment charges. The PPP Loan carried an annual interest rate of 0.98% and a maturity date two (2) years from issuance. The Company was not obligated to make any payments of principal or interest before the date on which the SBA remits the loan forgiveness amount to the lender or notifies the lender that no loan forgiveness is allowed. On April 13, 2021, the SBA authorized the full forgiveness of the PPP Loan. Accordingly, the Company reduced the full amount of the liability and recorded a gain in the amount of $66,503 on the forgiveness of the PPP loan in the statements of operations for the year ended December 31, 2021.

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

The Company is currently managed by three executives, in each case pursuant to new employment agreements effective June 29, 2021 and a controller hired in April 2022.

NOTE 6 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 11,627,609 were outstanding as of December 31, 2022.

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

On July 25, 2022, the Company entered into securities purchase agreements (the “Purchase Agreements”) with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable. As of December 31, 2022, all of the pre-funded warrants were exercised. The Company also issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2028. The series B warrants will be exercisable commencing on January 27, 2023 and will expire on January 27, 2024. The registered direct offering closed on July 27, 2022.

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2022:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2021	1,588,477	$3.32
Issued	2,776,476	3.12
Exercised	(147,144)	0.27
Balance, December 31, 2022	4,217,809	$3.29

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

Total share-based compensation associated with these awards has been recorded as general and administrative expenses in the amount of $0 and $755,556 for the years ended December 31, 2022 and 2021, respectively.

The following table summarizes the unvested Class A Membership Interests converted to common stock pursuant to a conversion ratio of one-for-two, and associated activity for the 12 months ended December 31, 2021:

Class A
Membership Interests
Converted to common stock at one-for-two ratio

Unvested at December 31, 2020	200,463
Vested	(200,463)
Unvested at December 31, 2021	—

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion. The Plan originally reserved an aggregate of 2,000,000 shares of common stock, subject to annual adjustments as provided in the Plan, which was 408,632 shares for 2022, of which 537,937 shares are currently still available for issuance as of December 31, 2022. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expense of $726,880 and $2,019,325 for the years ended December 31, 2022 and 2021, respectively, related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $1,963,667 and $2,379,833 for the years ended December 31, 2022 and 2021, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $145,283 for the year ended December 31, 2022 related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-

quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $35,850 for the year ended December 31, 2022 related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Year Ended
	December 31, 2022
Expected term	9	years
Volatility	90%
Dividend yield	—%
Risk-free interest rate	2.01%
Weighted average grant date fair value	$3.54

A summary of the Company’s stock option activity is as follows:

	Year Ended	Weighted Average
	December 31, 2022	Exercise Price
Outstanding at the beginning of the period	2,357,500	$6.21
Granted	110,000	$4.26
Exercised	—	—
Forfeited	—	—
Outstanding at the end of the period	2,467,500	$6.12
Exercisable	1,552,333	$6.15

The total compensation expense not yet recognized as of December 31, 2022 was $4,243,927. The weighted average vesting period for the unvested options is 1.54 years. The intrinsic value of the stock options as of December 31, 2022 was $5,700, with a remaining weighted average contractual life of 8.53 years. The weighted average grant date fair value of all options granted is $4.67 as of December 31, 2022. The Company records the impact of any forfeitures of options as they occur.

NOTE 8 – SHARE-BASED PAYMENTS TO VENDORS

While the Company was a limited liability company in its pre-IPO phase of corporate development, the Company granted Class A Membership Interests to certain vendors in the ordinary course of business in exchange for consulting services relating to research and development activities and investor relations. The Company granted 30,145 Class A Membership Interests for the year ended December 31, 2021. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement. The Company recognized the expense in the same period and in the same manner as if the Company had paid cash for the services. The Company recorded general and administrative expenses and research and development expenses for vendor equity grants in the amounts of $0 for the year ended December 31, 2022 and $201,375 and $21,596 for the year ended December 31, 2021, respectively.

In October 2019, the Company granted a total of 150,000 restricted Class A Membership Interests to three consultants for investor relations consulting services performed in 2019 through October 2021. These Class A Membership Interests vested on the second anniversary of the grant date, and were subject to accelerated vesting provisions upon a change of control of the Company. The fair value of the Class A Membership Interests granted was equal to the value of the most recent private placement, $2.00 per Class A Membership Interest. The Company recognized the expense on a straight-line basis over the vesting period. The Company recorded general and administrative expenses of $0 and $125,000 for the years ended December 31, 2022 and 2021, respectively. The conversion adjusted shares of common stock were issued in October 2021.

In the second quarter of 2021, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 175,000 shares of common stock with a grant date fair value of $6.26, cash payments in the amount of $343,500, and 100,000 options which were included as a part of the July 2021 grant. These contracts have terms which range from six months to three years. The common stock was valued based on the grant date fair value and the options valued utilizing Black-Scholes option pricing model. The cash payments were expensed over the service period and the equity component expensed consistent with the contractual vesting. These shares and options were granted in the third quarter of 2021 pursuant to the Plan.

In the third quarter of 2021, the Company granted vendors a total of 35,695 shares of common stock, which fully vested in 2021, pursuant to the Plan. The Company recorded general and administrative expense of $208,270, based on the respective grant date fair values, for the year ended December 31, 2021.

In October 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company granted $150,000 of common stock over the term of service. The Company granted total of 27,778 shares of common stock at grant date fair value and recorded general and administrative expenses of $75,000 for each of the years ended December 31, 2022, and 2021, respectively.

In March 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77 and paid $25,000 of cash compensation The cash component was expensed over the service period and the equity component was expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $113,100 for the year ended December 31, 2022.

In September 2022, the Company entered into an agreement with a company to provide consulting services for a six-month term. Pursuant to the agreement, the Company granted 36,000 shares of common stock with a grant date fair value of $3.53, which was expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $127,080 for the year ended December 31, 2022.

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company will make grants of a total of 43,186 share of common stock with a grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-months terms with various contractual vesting periods. The cash payments will be expensed over the service period and the equity component will be expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $115,500 for the year ended December 31, 2022.

NOTE 9 – INCOME TAXES

The Company has $10.7 million of net operating loss carryforwards and $0.1 million of research tax credit carryforwards as of December 31, 2022. The net operating loss carryforwards are indefinite lived and research tax credit carryforwards will expire in 2042. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The components of the net deferred income tax asset at December 31, 2022 and 2021 are as follows:

	December 31, 2022	December 31, 2021
Deferred tax assets
Net operating loss carry forwards	$3,359,183	$1,594,650
Share-based compensation	2,262,381	1,149,720
Research and development credit carryforwards	141,671	105,881
Capitalized research and development	1,347,028	—
Gross deferred tax assets	7,110,263	2,850,251
Less valuation allowance	(7,110,263)	(2,850,251)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $4.3 million of R&D expenses incurred as of December 31, 2022.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2022 because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of income tax expense (benefit) at the statutory Federal income tax rate and income taxes as reflected in the financial statements for both years ended December 31, 2022 and 2021 is as follows:

	December 31, 2022	December 31, 2021
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	14.4	5.1
Permanent differences	(0.5)	—
Research and development tax credit	0.3	1.0
Change in valuation allowance	(35.2)	(27.1)
Effective income tax rate	—%	—%

The Company files income tax returns in the U.S. and the State of New York. The tax years 2022 and 2021 are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service (“IRS”) or any other jurisdictions for any tax years and has no knowledge of any pending examinations by the IRS or any other jurisdictions. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the IRS, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions. The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

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

Basic and diluted net loss per share of common stock for the year ended December 31, 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 4,217,809 warrants, and 2,467,500 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive. The effects of the corporate conversion on the Company’s weighted average shares of common stock outstanding and net loss per share have been reflected for all periods presented retroactively.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). There were no milestones reached during 2022 and 2021. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.