Form 10-Q
period 2023-03-31
Acurx Pharmaceuticals, Inc.
filed 2023-05-12
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2023

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

As of May 12, 2023, there were 11,671,795 shares of common stock, $0.001 par value, issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to enroll patients in our ongoing Phase2b clinical trial;
●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the impact of the ongoing COVID-19 pandemic and our response to it;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine;
●	the volatility of the price of our common stock;
●	our financial performance; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	March 31,	December 31,
	2023	2022
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$7,178,820	$9,111,751
Prepaid Expenses	206,601	264,955
TOTAL ASSETS	$7,385,421	$9,376,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,073,982	$2,061,685
TOTAL CURRENT LIABILITIES	2,073,982	2,061,685

TOTAL LIABILITIES	2,073,982	2,061,685

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 11,671,795 and 11,627,609 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	11,672	11,628
Additional Paid-In Capital	46,843,809	45,944,478
Accumulated Deficit	(41,544,042)	(38,641,085)

TOTAL SHAREHOLDERS’ EQUITY	5,311,439	7,315,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,385,421	$9,376,706

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,015,583	$818,888
General and Administrative	1,887,374	1,851,250

TOTAL OPERATING EXPENSES	2,902,957	2,670,138

NET LOSS	$(2,902,957)	$(2,670,138)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.25)	$(0.26)

Weighted average common shares outstanding basic and diluted	11,639,395	10,232,843

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241

Share-Based Compensation	—	—	761,069	—	761,069

Share-Based Payments to Vendors	43,889	44	188,056	—	188,100

Cashless Warrant Exercise	3,521	3	(3)	—	—

Net Loss	—	—	—	(2,670,138)	(2,670,138)

Balance at March 31, 2022	10,263,202	$10,263	$39,897,456	$(29,218,447)	$10,689,272

Balance at January 1, 2023	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021

Share-Based Compensation	—	—	733,472	—	733,472

Share-Based Payments to Vendors	44,186	44	165,859	—	165,903

Net Loss	—	—	—	(2,902,957)	(2,902,957)

Balance at March 31, 2023	11,671,795	$11,672	$46,843,809	$(41,544,042)	$5,311,439

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2023	2022
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(2,902,957)	$(2,670,138)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	733,472	761,069
Share-Based Payments to Vendors	165,903	188,100
(Increase)/Decrease in:
Prepaid Expenses	58,354	55,850
Accounts Payable and Accrued Expenses	12,297	(210,881)
Net Cash Used in Operating Activities	(1,932,931)	(1,876,000)

Net (Decrease) in Cash	(1,932,931)	(1,876,000)
Cash at Beginning of Period	9,111,751	12,958,846
Cash at End of Period	$7,178,820	$11,082,846

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. As of March 31, 2023, the Company had a cash balance of approximately $7.2 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed financial statements for the period ended March 31, 2023. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited condensed interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2022 filed in Form 10-K.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three months ended March 31, 2023, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of March 31, 2023, the Company had cash of approximately $7.2 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,015,583 and $818,888 for the three months ended March 31, 2023 and 2022, respectively.

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. The Company's estimate of the status and timing of services performed could differ from the actual status and timing of services performed.

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

Share-Based Payments to Vendors

The Company accounts for the cost of services performed by vendors in exchange for an award of common stock, stock options, or warrants based on the grant-date fair value of the award or the fair value of the services rendered, whichever is more readily determinable. The Company recognizes the expense in the same period and in the same manner as if the Company had paid cash for the services.

Major Vendor

The Company had a major vendor that accounted for approximately 60% and 49% of the research and development expenditures for the three months ended March 31, 2023 and 2022, respectively. The same vendor also accounted for approximately 82% and 56% of the total accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2023 and December 31, 2022 were as follows:

	March 31, 2023	December 31, 2022
Accrued compensation expenses	$20,390	$542,895
Accrued research and development	1,910,749	1,405,536
Accrued professional fees	124,430	83,715
Other accounts payable and accrued expenses	18,413	29,539
Total	$2,073,982	$2,061,685

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 11,671,795 were outstanding as of March 31, 2023.

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

On July 25, 2022, the Company entered into securities purchase agreements (the “Purchase Agreements”) with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 prefunded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of March 31, 2023, all of the pre-funded warrants were exercised. The Company also issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants were exercisable commencing on January 27, 2023 and will expire on January 27, 2028. The series B warrants were exercisable commencing on January 27, 2023 and will expire on January 27, 2024. The registered direct offering closed on July 27, 2022.

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at March 31, 2023:

		Weighted Average
	Number of Warrants	Exercise Price
Balance, December 31, 2022	4,217,809	$3.29
Issued	—	-
Exercised	—	-
Balance, March 31, 2023	4,217,809	$3.29

The weighted average contractual life of the outstanding warrants is 3.8 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 2,874,063 shares of common stock, subject to adjustments as provided in the Plan, of which 535,868 are currently still available for issuance as of March 31, 2023. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $181,720 for each of the three months ended March 31, 2023 and 2022, respectively, related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,916 for each of the three months ended March 31, 2023 and 2022, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 and $88,433 for the three months ended March 31, 2023 and 2022, respectively, related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,378 and $0 for the three months ended March 31, 2023 and 2022, respectively, related to compensation expense for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $36,507 for the three months ended March 31, 2023 related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31, 2023
Expected term	7	years
Volatility	98%
Dividend yield	—%
Risk-free interest rate	3.85%
Weighted average grant date fair value	$2.81

A summary of the Company’s stock option activity is as follows:

	Three Months Ended	Weighted Average
	March 31, 2023	Exercise Price
Outstanding at the beginning of the period	2,467,500	$6.12
Granted	467,500	3.41
Exercised	—	—
Forfeited	—	—
Outstanding at the end of the period	2,935,000	$5.69
Exercisable	1,714,861	$6.12

The total compensation expense not yet recognized as of March 31, 2023 was $4,824,706. The weighted average vesting period for the unvested options is 1.88 years. The intrinsic value of the stock options as of March 31, 2023 was $23,375 with a remaining weighted average contractual life of 8.53 years. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company granted $150,000 of common stock over the term of service. In January 2022, the Company granted 13,889 shares of common stock at grant date fair value, pursuant to the agreement and recorded general and administrative expenses of $0 and $75,000 for the three months ended March 31, 2023 and 2022, respectively.

In the first quarter of 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77 and paid $25,000 of cash compensation. The cash component will be expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 and $113,100 for the three months ended March 31, 2023 and 2022, respectively.

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 shares of common stock with grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-month terms with various contractual vesting periods. The cash payments will be expensed over the service period and the equity component will be expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $46,742 for the three months ended March 31, 2023.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $119,160 for the three months ended March 31, 2023.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per shares of common stock for the three months ended March 31, 2023 and 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 4,217,809 warrants and 2,935,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). There were no additional milestones reached as of March 31, 2023 and 2022. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2022 included in the Annual Report on Form 10-K (the “2022 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2023. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the Pol IIIC enzyme, a previously unexploited scientific target. Phase 2a clinical efficacy of our lead antibiotic validate the Pol IIIC bacterial target. On December 3, 2021, we commenced enrollment in a Phase 2b 64-patient, randomized (1-to-1), non-inferiority, double-blind trial of oral ibezapolstat compared to oral vancomycin, a standard of care to treat C. difficile infections (“CDI”).

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

Recent Developments

ECCMID 2023 Scientific Conference Presentations

In April 2023 two presentations were provided by the Company at the 33rd Annual European Congress of Clinical Microbiology and Infectious Disease (ECCMID) in Copenhagen. First, a scientific poster entitled "Novel Pharmacology and Susceptibility of Ibezapolstat Against C. difficile Isolates with Reduced Susceptibility to C. difficile-directed Antibiotics" was co-presented by Dr. Kevin Garey, Professor and Chair, University of Houston College of Pharmacy, and the Principal Investigator for microbiome aspects of our ibezapolstat clinical trial program, and by Dr. Eugénie Bassères, Research Scientist Faculty at the University of Houston. Second, Executive Chairman, Robert J. DeLuccia, presented an update on the Company's preclinical, systemic oral and IV program for treatment of other gram-positive infections caused by MRSA, VRE and DRSP at the "Pipeline Corner" featured session at ECCMID, organized by Dr. Ursula Theuretzbacher, a world-renowned microbiology expert involved in antibacterial drug research, discovery and development strategies and policies for clinical and public health needs.

Protocol Amendment, Referring Physician Program and Trial Site Expansion

On March 16, 2023, the Company announced that based on the blinded observed data from the ongoing Phase 2b clinical trial to date, in January 2023, the Company filed a protocol amendment to its Investigational New Drug Application with the U.S. Food and Drug Administration (“FDA”) to allow for an Independent Data Monitoring Committee (“IDMC”) to review interim clinical data. The FDA accepted the Company’s protocol amendment in March 2023 which will allow the IDMC to review the clinical data upon enrollment of 36 patients in the Phase 2b clinical trial. The Company currently has enrolled 26 patients in the Phase 2b clinical trial. The IDMC will determine and recommend to the Company whether the most appropriate course of action forward is to early terminate the Phase 2b clinical trial (as the Company had done with the Phase 2a clinical trial) or to continue patient enrollment. The Company intends to report available data promptly after the IDMC conducts this interim review. The Company assembled its IDMC during this first quarter of 2023 for this purpose.

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

Registered Direct Offering

On July 25, 2022, we entered into securities purchase agreements (the “Purchase Agreements”) with David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, a member of our board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which we issued and sold in a registered direct offering an aggregate of 1,159,211 shares of our common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of our common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable and may be exercised at any time until fully exercised. As of March 31, 2023, all of the pre-funded warrants were exercised.

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

In a concurrent private placement, we issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of our common stock and series B warrants to purchase 1,289,980 shares of our common stock, all of which are deemed equity classified. We issued an aggregate of 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55. Additionally, we issued an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants were exercisable commencing on January 27, 2023 and will expire on January 27, 2028. The series B warrants were exercisable commencing on January 27, 2023 and will expire on January 27, 2024. The registered direct offering and concurrent private placement closed on July 27, 2022.

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

Initial Public Offering

On June 29, 2021, we completed our initial public offering (“IPO”), in which we issued and sold 2,875,000 shares of our common stock, including the full exercise by the underwriters of their option to purchase 375,000 additional shares of our common stock, at a public offering price of $6.00 per share, which resulted in net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. The proceeds from the IPO are being used (i) to complete the Phase 2b clinical trial of ibezapolstat in patients with CDI, (ii) to complete pre-clinical development of ACX-375C and (iii) for general corporate purposes, which may include, without limitation, expenditures relating to research, development and clinical trials other than those specified above, manufacturing, capital expenditures, hiring additional personnel, acquisitions of new technologies or products, the payment, repayment, refinancing, redemption or repurchase of existing or future indebtedness, obligations or capital stock, and working capital. Prior to the IPO, we converted from a Delaware limited liability company into a Delaware corporation, and our previously outstanding Class A membership interests and Class B membership interests were converted to shares of common stock pursuant to a conversion ratio of one-half of one share of common stock for each Class A membership interest or Class B membership interest outstanding, resulting in the conversion of 14,082,318 Class A membership interests and Class B membership interests into 7,041,208 shares of common stock. Our common stock began trading on the Nasdaq Capital Market on June 25, 2021.

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

The extent to which the COVID-19 pandemic will ultimately impact our business, results of operations, financial condition and cash flows depends on future developments that are highly uncertain, rapidly evolving and difficult to predict at this time. While we are not experiencing material adverse impacts at this time given the global economic slowdown, the overall disruption of global supply chains and distribution systems and the other risks and uncertainties associated with the COVID-19 pandemic, our business, financial condition, results of operations and growth prospects could be materially and adversely affected. While we believe that we are well positioned for the future as we navigate the crisis and prepare for an eventual return to a more normal operating environment, we continue to closely monitor the COVID-19 pandemic as we evolve our business continuity plans and response strategy.

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

Research and development expenses include:

●	external research and development expenses incurred under agreements with contract research organizations (“CROs”) and consultants to conduct our preclinical, toxicology and other preclinical studies;
●	laboratory supplies;
●	costs related to manufacturing product candidates, including fees paid to third-party manufacturers and raw material suppliers;
●	license fees and research funding; and
●	facilities, depreciation and other allocated expenses, which include direct and allocated expenses for rent, maintenance of facilities, insurance, equipment and other supplies.

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

Results of Operations

Three Months Ended March 31, 2023 Compared to the Three Months Ended March 31, 2022

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2023 compared with the three months ended March 31, 2022:

	Three Months Ended
	March 31,		Percentage
	2023	2022	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,016	$819	24%
General and Administrative	1,887	1,851	2%
TOTAL OPERATING EXPENSES	2,903	2,670	9%
Net Loss	$(2,903)	$(2,670)	9%

Research and Development Expenses

Research and development expenses were $1.0 million for the three months ended March 31, 2023 and $0.8 million for the three months ended March 31, 2022, an increase of $0.2 million due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $1.9 million for the three months ended March 31, 2023 and $1.9 million for the three months ended March 31, 2022.

Net Loss

Net loss was $2.9 million for the three months ended March 31, 2023, and $2.7 million for the three months ended March 31, 2022, an increase of $0.2 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $41.5 million as of March 31, 2023. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million.

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

As of March 31, 2023, we had working capital of $5.3 million, consisting primarily of $7.2 million of cash and $0.2 million of prepaid expenses, offset by $2.1 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	For the three months ended
	March 31,
	2023	2022

	(in thousands)
Net cash used in:
Operating activities	$(1,933)	$(1,876)
Net decrease in cash	$(1,933)	$(1,876)

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2023. The net loss was greater than the net cash used in operating activities by $1.0 million, primarily attributable to share-based compensation and share-based vendor payments of $0.9 million.

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2022. The net loss was greater than the net cash used in operating activities by $0.8 million, primarily attributable to share-based compensation and share-based vendor payments of $0.9 million, offset by a decrease in accrued expenses of $0.2 million.

Net Cash Provided by Financing Activities

There was no cash provided from financing activities for the three months ended March 31, 2023 and 2022, respectively.

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

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. The Company's estimate of the status and timing of services performed could differ from the actual status and timing of services performed.

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

Share-Based Payments to Vendors

The Company accounts for the cost of services performed by vendors in exchange for an award of our common stock or stock options, based on the grant-date fair value of the award or the fair value of the services rendered, whichever is more readily determinable. We also use Black-Scholes option pricing model for the purpose of estimating the fair value of options and warrants. Changes in our Black-Scholes assumptions, or if we were to utilize an alternative method for valuing options or warrants issued to our vendors, could impact our expense and our results of operations.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of March 31, 2023 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect, or that they will have a significant impact on us at the time they become effective.

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

As required by Rule 13a-15(e) and Rule 15d-15(e) of the Exchange Act, our management, including our principal executive officer and our principal financial officer, conducted an evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q of the effectiveness of the design and operation of our disclosure controls and procedures. In designing and evaluating our disclosure controls and procedures, our management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. Based on that evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective at the reasonable assurance level as of the end of the period covered by this Quarterly Report on Form 10-Q.

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include the following:

●	We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
●	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are reliant on the success of our lead product candidate, ibezapolstat, which we are developing for the treatment of CDI. If we are unable to commercialize ibezapolstat, or experience significant delays in doing so, our business will be materially harmed.
●	If serious adverse or inappropriate side effects are identified during the development of ibezapolstat or any other product candidate, we may need to abandon or limit our development of that product candidate.
●	Ibezapolstat or our other product candidates may never achieve sufficient market acceptance even if we obtain regulatory approval.
●	We are exposed to product liability, and non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.
●	Our current and future operations substantially depend on our management team and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.
●	Our failure to complete or meet key milestones relating to the development of our technologies and proposed products and formulations would significantly impair our financial condition.
●	We will compete with larger and better capitalized companies, and competitors in the drug development or pharmaceutical industries may develop competing products which outperform or supplant our proposed products.
●	The outbreak of the novel coronavirus disease, COVID-19, could adversely impact our business, including our preclinical studies and clinical trials.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.

●	If clinical trials of our lead product candidate fail to demonstrate safety and efficacy to the satisfaction of the FDA, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of ibezapolstat or any other product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	Our failure to obtain costly government approvals, including required FDA approvals, or to comply with ongoing governmental regulations relating to our proposed products and formulations could delay or limit introduction of our proposed formulations and products and result in failure to achieve revenues or maintain our ongoing business.
●	Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing ibezapolstat or any other product candidate if and when such product candidates are approved.
●	We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If ultimate users of our product candidates are unable to obtain adequate reimbursement from third- party payers, or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve material revenues.
●	We may be involved in lawsuits to protect or enforce our patents.
●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	The price of our stock may be volatile, and you could lose all or part of your investment.
●	Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $2.9 million for the three months ended March 31, 2023, $12.1 million for the year ended December 31, 2022. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the period ended December 31, 2022 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any revenue from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of March 31, 2023, we had approximately $7.2 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the period ended March 31, 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Prior to our IPO in June 2021, we were a private company with limited accounting and finance personnel, adequate review processes and other resources with which to address our internal controls and procedures. Based on the evaluation of our internal controls, we previously concluded that our disclosure controls and procedures were not effective as of March 31, 2022 as a result of a previously identified material weakness in our internal control over financial reporting due to inadequate segregation of duties resulting from the size of our Company and our limited personnel. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

To remediate the previously identified material weakness due to the inadequate segregation of duties, our management (i) engaged a third-party specialist to review our current internal controls and to recommend design improvements given the limited number of employees and (ii) hired a controller to remediate the segregation of duties issue, who commenced employment in April 2022 and (iii) implemented a quarterly financial statement close process that includes formal reviews of financial statement account balances and journal entries. Accordingly, management believes it has remediated the material weakness related to inadequate segregation of duties.

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

We rely on third party clinical investigators, CROs, clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials of our product candidates. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. Further, these third parties may not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

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

Healthcare providers, physicians and third-party payors will play a primary role in the recommendation and prescription of any product candidates for which we obtain marketing approval. Our future arrangements with third-party payors and customers may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations that may constrain the business or financial arrangements and relationships through which we would market, sell and distribute our products. As a pharmaceutical company, even though we do not and may not control referrals of healthcare services or bill directly to Medicare, Medicaid or other third-party payors, federal and state healthcare laws and regulations pertaining to fraud and abuse and patients’ rights are and will be applicable to our business. These regulations include:

●	the Federal Healthcare Anti-Kickback Statute that prohibits, among other things, persons from knowingly and willfully soliciting, offering, receiving or providing remuneration, directly or indirectly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, order or recommendation of, any good or service, for which payment may be made under a federal healthcare program such as Medicare and Medicaid, and which will constrain our marketing practices and the marketing practices of our licensees, educational programs, pricing policies, and relationships with healthcare providers or other entities;
●	the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;

●	federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent, and which may expose entities that provide coding and billing advice to customers to potential criminal and civil penalties, including through civil whistleblower or qui tam actions, and including as a result of claims presented in violation of the Federal Healthcare Anti-Kickback Statute, the Stark Law or other healthcare-related laws, including laws enforced by the FDA;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services that, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal physician sunshine requirements under the ACA which requires manufacturers of approved drugs, devices, biologics and medical supplies to report annually to the HHS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;
●	the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our 2022 Annual Report, these factors include:

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

Our officers, directors and their affiliates currently collectively own 4,200,849 shares of our common stock (on an as-converted basis) or approximately 31% of our outstanding shares of common stock (on an as-converted basis) as of March 31, 2023. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Use of Proceeds from Initial Public Offering

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
3.1

Certificate of Incorporation of Acurx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-256516) filed with the SEC on May 27, 2021).

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

Acurx Pharmaceuticals, Inc.

Date: May 12, 2023	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2023	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)