Form 10-Q
period 2023-06-30
Acurx Pharmaceuticals, Inc.
filed 2023-08-11
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2023

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

As of August 11, 2023, there were 13,005,128 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	June 30,	December 31,
	2023	2022
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$9,145,835	$9,111,751
Prepaid Expenses	89,942	264,955
TOTAL ASSETS	$9,235,777	$9,376,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,019,408	$2,061,685
TOTAL CURRENT LIABILITIES	3,019,408	2,061,685

TOTAL LIABILITIES	3,019,408	2,061,685

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 13,005,128 and 11,627,609 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	13,005	11,628
Additional Paid-In Capital	51,192,646	45,944,478
Accumulated Deficit	(44,989,282)	(38,641,085)

TOTAL SHAREHOLDERS’ EQUITY	6,216,369	7,315,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,235,777	$9,376,706

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,736,386	$911,692	$2,751,969	$1,730,580
General and Administrative	1,708,854	1,708,841	3,596,228	3,560,090

TOTAL OPERATING EXPENSES	3,445,240	2,620,533	6,348,197	5,290,670

NET LOSS	$(3,445,240)	$(2,620,533)	$(6,348,197)	$(5,290,670)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.28)	$(0.26)	$(0.53)	$(0.52)

Weighted average common shares outstanding basic and diluted	12,186,481	10,263,202	11,914,449	10,248,107

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241

Share-Based Compensation	—	—	761,069	—	761,069

Share-Based Payments to Vendors	43,889	44	188,056	—	188,100

Cashless Warrant Exercise	3,521	3	(3)	—	—

Net Loss	—	—	—	(2,670,138)	(2,670,138)

Balance at March 31, 2022	10,263,202	$10,263	$39,897,456	$(29,218,447)	$10,689,272

Share-Based Compensation	—	—	716,682	—	716,682

Net Loss	—	—	—	(2,620,533)	(2,620,533)

Balance at June 30, 2022	10,263,202	$10,263	$40,614,138	$(31,838,980)	$8,785,421

Balance at January 1, 2023	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021

Share-Based Compensation	—	—	733,472	—	733,472

Share-Based Payments to Vendors	44,186	44	165,859	—	165,903

Net Loss	—	—	—	(2,902,957)	(2,902,957)

Balance at March 31, 2023	11,671,795	$11,672	$46,843,809	$(41,544,042)	$5,311,439

Share-Based Compensation	—	$—	$806,485	$—	$806,485

Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $456,314 cash issuance costs	601,851	602	3,543,010	—	3,543,612

Pre-funded Warrant Exercise	731,482	731	(658)	—	73

Net Loss	—	—	—	(3,445,240)	(3,445,240)

Balance at June 30, 2023	13,005,128	$13,005	$51,192,646	$(44,989,282)	$6,216,369

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2023	2022
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(6,348,197)	$(5,290,670)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	1,539,957	1,477,751
Share-Based Payments to Vendors	165,903	188,100
(Increase)/Decrease in:
Prepaid Expenses	175,013	178,448
Deferred Offering Costs	-	(50,247)
Accounts Payable and Accrued Expenses	957,723	(370,031)
Net Cash Used in Operating Activities	(3,509,601)	(3,866,649)

Cash Flow from Financing Activities:
Proceeds from Registered Direct Offering, net of issuance costs	3,543,612	—
Pre-funded Warrant Exercise	73	—
Net Cash Provided by Financing Activities	3,543,685	—
Net Increase/(Decrease) in Cash	34,084	(3,866,649)
Cash at Beginning of Period	9,111,751	12,958,846
Cash at End of Period	$9,145,835	$9,092,197

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
Accrued Registered Direct Offering costs	$54,058	$—
Registered Direct offering costs (Note 4)	$1,990,153	$—

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This outbreak caused major disruptions to businesses and markets worldwide as the virus continued to spread. The COVID-19 pandemic has disrupted, and the Company expects it will continue to disrupt, its operations. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic, at this time, if the pandemic and post-pandemic behavioral patterns continue over a long period of time, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

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

The Company’s primary activities since inception aside from organizational activities have included performing research and development activities relating to the development of its two antibiotic candidates and raising funds through equity offerings including its initial public offering (“IPO”) consummated in June 2021 and registered direct offerings consummated in July 2022 and May 2023. The Company has not generated any revenues since inception.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock, 130,769 pre-funded warrants, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, series C warrants to purchase 1,333,333 shares of common stock and series D warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. As of June 30, 2023, the Company had a cash balance of approximately $9.1 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed financial statements for the period ended June 30, 2023. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three and six months ended June 30, 2023, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of June 30, 2023, the Company had cash of approximately $9.1 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,736,386 and $911,692 for the three months ended June 30 2023 and 2022, respectively, and $2,751,969 and $1,730,580 for the six months ended June 30, 2023 and 2022, respectively.

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

Major Vendor

The Company had a major vendor that accounted for approximately 75% and 25% of the research and development expenditures for the three months ended June 30, 2023 and 2022, respectively, and 70% and 36% for the six months ended June 30, 2023 and 2022, respectively. The same vendor also accounted for approximately 88% and 56% of the total accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2023 and December 31, 2022 were as follows:

	June 30, 2023	December 31, 2022
Accrued compensation expenses	$35,887	$542,895
Accrued research and development	2,881,561	1,405,536
Accrued professional fees	89,081	83,715
Other accounts payable and accrued expenses	12,879	29,539
Total	$3,019,408	$2,061,685

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 13,005,128 were outstanding as of June 30, 2023.

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

On July 25, 2022, the Company entered into securities purchase agreements with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of June 30, 2023, all of the pre-funded warrants were exercised. The Company also issued to the Affiliate Investors and the Investor in a concurrent private placement, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029. The series B warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029. The registered direct offering closed on July 27, 2022.

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

On May 16, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of June 30, 2023, all of the pre-funded warrants were exercised.

The gross proceeds to the Company from the registered direct offering were approximately $4.0 million and net proceeds after deducting the placements agent’s fees and other offering expenses payable by the Company were approximately $3.5 million.

In a concurrent private placement (the “2023 Private Placement” and together with the 2023 Registered Offering, the “2023 Offerings”), the Company issued to the Investor series C warrants exercisable for an aggregate of 1,333,333 shares of common stock at an exercise price of $3.26 per share and series D warrants exercisable for an aggregate of 1,333,333 shares of common stock at an exercise price of $3.26 per share. The Series C Warrants will be exercisable commencing on November 18, 2023 and will expire on November 18, 2025. The Series D Warrants will be exercisable commencing on November 18, 2023 and will expire on November 19, 2029.

In connection with the 2023 Offerings, the Company also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, the Company amended its existing series A warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock and series B warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that effective upon the closing of the offering, the amended Existing Warrants will have a termination date of May 18, 2029. The Company used the Black-Scholes model to calculate the change in the value of the aforementioned series A and series B warrants attributable to the change in the termination date, with an estimated increase in fair value of approximately $2.0 million. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offerings. The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of June 30, 2023:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2022	4,217,809	$3.29
Issued	3,398,148	2.56
Exercised	(731,482)	0.0001
Balance at June 30, 2023	6,884,475	$3.28

The weighted average contractual life of the outstanding warrants is 5.06 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 2,874,063 shares of common stock, subject to adjustments as provided in the Plan, of which 485,868 are currently still available for issuance as of June 30, 2023. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $181,720 and $363,440 for the three and six months ended June 30, 2023 and 2022, respectively, related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,916 and $981,833 for each of the three and six months ended June 30, 2023 and 2022, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 for the three months ended June 30, 2023 and 2022 respectively and $37,900 and $107,373 for the six months ended June 30, 2023 and 2022, respectively, related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,378 and $25,095 for the three months ended June 30, 2023 and 2022, respectively, and $10,755 and $25,095 for six months ended June 30, 2023 and 2022, respectively, related to compensation expense for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $109,521 and $146,028 for the three and six months ended June 30, 2023, respectively related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $0 for the three and six months ended June 30, 2023, respectively related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended
	June 30, 2023
Expected term	6.90	years
Volatility	98%
Dividend yield	—%
Risk-free interest rate	3.85%
Weighted average grant date fair value	$2.75

A summary of the Company’s stock option activity is as follows:

	Six Months Ended	Weighted Average
	June 30, 2023	Exercise Price
Outstanding at the beginning of the period	2,467,500	$6.12
Granted	517,500	3.35
Exercised	—	—
Forfeited	—	—
Outstanding at the end of the period	2,985,000	$5.64
Exercisable	1,903,361	$6.07

The total non-cash compensation expense for these options not yet recognized as of June 30, 2023 was $4,125,421. The weighted average vesting period for the unvested options is 1.64 years. The intrinsic value of the stock options at June 30, 2023 was $0 with a remaining weighted average contractual life of 8.31 years. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company granted $150,000 of common stock over the term of service. In January 2022, the Company granted 13,889 shares of common stock at grant date fair value, pursuant to the agreement and recorded general and administrative expenses of $0 for the three months ended June 30, 2023, and 2022, respectively and $0 and $75,000 for the six months ended June 30, 2023 and 2022, respectively.

In the first quarter of 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77 and paid $25,000 of cash compensation. The cash component was be expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 for the three months ended June 30 2023 and 2022, respectively, and $0 and $113,100 for the six months ended June 30, 2023 and 2022, respectively.

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 shares of common stock with grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-month terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 and $46,742 for the three and six months ended June 30, 2023, respectively.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $0 and $119,160 for the three and six months ended June 30, 2023, respectively.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per shares of common stock for the six months ended June 30, 2023 and 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 6,884,475 warrants and 2,985,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). There were no additional milestones reached for the six months ended June 30, 2023 and 2022, respectively. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

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

Our approach is to develop a new class of antibiotic candidates that block the DNA polymerase IIIC (“Pol IIIC”). We believe we are developing the first Pol IIIC inhibitor to enter clinical trials and have clinically validated the bacterial target by demonstrating the efficacy of our lead antibiotic candidate in a Phase 2a clinical trial. Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridium difficile (“C. difficile”), Enterococcus (including vancomycin-resistant strains (“VRE”), Staphylococcus (including methicillin-resistant strains), and Streptococcus (including antibiotic resistant strains).

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

Protocol Amendment, Referring Physician Program and Trial Site Expansion

On March 16, 2023, the Company announced that based on the blinded observed data from the ongoing Phase 2b clinical trial to date, in January 2023, the Company filed a protocol amendment to its Investigational New Drug Application with the FDA to allow for an Independent Data Monitoring Committee (“IDMC”) to review interim clinical data. The FDA accepted the Company’s protocol amendment in March 2023 which will allow the IDMC to review the clinical data upon enrollment of 36 patients in the Phase 2b clinical trial. The Company currently has enrolled 31 patients in the Phase 2b clinical trial. The IDMC will determine and recommend to the Company whether the most appropriate course of action forward is to early terminate the Phase 2b clinical trial (as the Company had done with the Phase 2a clinical trial) or to continue patient enrollment. The Company intends to report available data promptly after the IDMC conducts this interim review. The Company assembled its IDMC during the first quarter of 2023 for this purpose.

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

2023 Registered Direct Offering

On May 16, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. As of June 30, 2023, all of the pre-funded warrants were exercised.

The gross proceeds to the Company from the registered direct offering were approximately $4.0 million and net proceeds after deducting the placements agent’s fees and other offering expenses payable by the Company were approximately $3.5 million. The securities were offered by the Company pursuant to a registration statement on Form S-3 (File No. 333-265956) previously filed with the SEC on July 1, 2022, and which was declared effective by the SEC on July 11, 2022.

In a concurrent private placement (the “2023 Private Placement” and together with the 2023 Registered Offering, the “2023 Offerings”), the Company issued to the Investor series C warrants exercisable for an aggregate of 1,333,333 shares of Common Stock at an exercise price of $3.26 per share and series D warrants exercisable for an aggregate of 1,333,333 shares of common stock at an exercise price of $3.26 per share. Each Series C Warrant will be exercisable commencing on November 18, 2023 and will expire on November 18, 2025. Each Series D Warrant will be exercisable commencing on November 18, 2023 and will expire on November 19, 2029.

The 2023 Offerings closed on May 18, 2023.

In connection with the 2023 Offerings, the Company also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, the Company amended its existing series A warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock and series B warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that effective upon the closing of the offering, the amended Existing Warrants will have a termination date of May 18, 2029.

On May 16, 2023, the Company entered into a placement agency agreement (the “2023 Placement Agent Agreement”) with Maxim Group LLC (the “Placement Agent”) pursuant to which the Company engaged Maxim as the placement agent in connection with the 2023 Offerings. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. The Company paid the Placement Agent a placement agent fee in cash equal to 5.75% of the gross proceeds from the sale of the Shares, Warrants and Pre-Funded Warrants. The Company also reimbursed the Placement Agent for all reasonable travel and other out-of-pocket expenses, including the reasonable fees of legal counsel not to exceed $50,000. The 2023 Placement Agent Agreement also contains representations, warranties, indemnification and other provisions customary for transactions of this nature.

2022 Registered Direct Offering

On July 25, 2022, we entered into securities purchase agreements (the “Purchase Agreements”) with David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, a member of our board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which we issued and sold in a registered direct offering an aggregate of 1,159,211 shares of our common stock and pre-funded warrants to purchase an aggregate of 130,769 shares of our common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-

funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable and may be exercised at any time until fully exercised. As of June 30, 2023, all of the pre-funded warrants were exercised.

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

In a concurrent private placement, we issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of our common stock and series B warrants to purchase 1,289,980 shares of our common stock, all of which are deemed equity classified. We issued an aggregate of 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55. Additionally, we issued an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029. The series B warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029. The registered direct offering and concurrent private placement closed on July 27, 2022.

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

Results of Operations

Three Months Ended June 30, 2023 Compared to the Three Months Ended June 30, 2022

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2023 compared with the three months ended June 30, 2022:

	Three Months Ended
	June 30,		Percentage
	2023	2022	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,736	$912	90%
General and Administrative	1,709	1,709	(0)%
TOTAL OPERATING EXPENSES	3,445	2,621	31%
Net Loss	$(3,445)	$(2,621)	31%

Research and Development Expenses

Research and development expenses were $1.7 million for the three months ended June 30, 2023 and $0.9 million for the three months ended June 30, 2022, an increase of $0.8 million due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended June 30, 2023 and $1.7 million for the three months ended June 30, 2022. The decrease of $0.1 million in professional fees was offset by the increase of $0.1 million in employee related compensation expenses.

Net Loss

Net loss was $3.4 million for the three months ended June 30, 2023, and $2.6 million for the three months ended June 30, 2022, an increase of $0.8 million, due to the reasons stated above.

Six Months Ended June 30, 2023 Compared to the Six Months Ended June 30, 2022

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2023 compared with the six months ended June 30, 2022:

	Six Months Ended
	June 30,		Percentage
	2023	2022	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$2,752	$1,730	59%
General and Administrative	3,596	3,561	1%
TOTAL OPERATING EXPENSES	6,348	5,291	20%
Net Loss	$(6,348)	$(5,291)	20%

Research and Development Expenses

Research and development expenses were $2.8 million for the six months ended June 30, 2023 and $1.7 million for the six months ended June 30, 2022, an increase of $1.1 million due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $3.6 million for the six months ended June 30, 2023 and $3.6 million for the six months ended June 30, 2022. The decrease of $0.2 million in professional fees was offset by the increase of $0.2 million in employee related compensation expenses.

Net Loss

Net loss was $6.3 million for the six months ended June 30, 2023, and $5.3 million for the six months ended June 30, 2022, an increase of $1.0 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $44.9 million as of June 30, 2023. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million.

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

As of June 30, 2023, we had working capital of $6.2 million, consisting primarily of $9.1 million of cash and $0.1 million of prepaid expenses, offset by $3.0 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	For the six months ended
	June 30,
	2023	2022

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(3,510)	$(3,867)
Financing activities	3,544	—
Net increase/(decrease) in cash	$34	$(3,867)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.5 million for the six months ended June 30, 2023. The net loss was greater than the net cash used in operating activities by $2.8 million, primarily attributable to share-based compensation and share-based vendor payments of $1.7 and increase in accounts payable and accrued expenses of $0.9 million and decrease in prepaid expenses of $0.2 million.

Net cash used in operating activities was $3.9 million for the six months ended June 30, 2022. The net loss was greater than the net cash used in operating activities by $1.4 million, primarily attributable to share-based compensation and share-based vendor payments of $1.7 million, offset by a decrease in accrued expenses of $0.4 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $3.5 million for the six months ended June 30, 2023, which was attributable to the net proceeds from the registered direct offering.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of June 30, 2023 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect, or that they will have a significant impact on us at the time they become effective.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $6.3 million for the six months ended June 30, 2023, $12.1 million for the year ended December 31, 2022. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of June 30, 2023, we had approximately $9.1 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the period ended June 30, 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Prior to our IPO in June 2021, we were a private company with limited accounting and finance personnel, adequate review processes and other resources with which to address our internal controls and procedures. Based on the evaluation of our internal controls, we previously concluded that our disclosure controls and procedures were not effective as of June 30, 2022 as a result of a previously identified material weakness in our internal control over financial reporting due to inadequate segregation of duties resulting from the size of our Company and our limited personnel. A “material weakness” is a deficiency, or a combination of deficiencies, in internal control over financial reporting such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.

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

Our officers, directors and their affiliates currently collectively own 4,363,099 shares of our common stock (on an as-converted basis) or approximately 29% of our outstanding shares of common stock (on an as-converted basis) as of June 30, 2023. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.2 to the Company’s Registration Statement on Form S-1 (No. 333-256516) filed with the SEC on May 27, 2021).
3.2	Certificate of Amendment of Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Current Report on Form 8-K filed with the SEC on June 20, 2023).
4.1	Form of Series C Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).
4.2	Form of Series D Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).
4.3	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).
10.1	Form of Securities Purchase Agreement, dated as of May 16, 2023, by and between the Company and the 2023 Investor.
10.2

Form of Warrant Amendment Agreement, dated as of May 16, 2023, by and between the Company and the 2023 Investor (incorporated by reference to Exhibit 10.2 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

10.3

Form of Placement Agent Agreement, dated as of May 16, 2023, by and between Maxim Group LLC and the Company (incorporated by reference to Exhibit 1.1 to the Company’s Current Report on Form 8-K filed with the SEC on May 17, 2023).

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

Acurx Pharmaceuticals, Inc.

Date: August 11, 2023	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2023	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)