Form 10-Q
period 2023-09-30
Acurx Pharmaceuticals, Inc.
filed 2023-11-13
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2023

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

As of November 13, 2023, there were 13,767,977 shares of common stock, $0.001 par value, issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to enroll patients in our clinical trials;
●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the impact of the ongoing COVID-19 pandemic and our response to it;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;

●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine;
●	the volatility of the price of our common stock;
●	our financial performance; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2023	2022
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$7,052,329	$9,111,751
Prepaid Expenses	105,722	264,955
TOTAL ASSETS	$7,158,051	$9,376,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,223,378	$2,061,685
TOTAL CURRENT LIABILITIES	3,223,378	2,061,685

TOTAL LIABILITIES	3,223,378	2,061,685

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 13,005,128 and 11,627,609 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	13,005	11,628
Additional Paid-In Capital	52,025,931	45,944,478
Accumulated Deficit	(48,104,263)	(38,641,085)

TOTAL SHAREHOLDERS’ EQUITY	3,934,673	7,315,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,158,051	$9,376,706

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2023	2022	2023	2022
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,348,985	$1,591,043	$4,100,954	$3,321,623
General and Administrative	1,765,996	1,950,551	5,362,224	5,510,642

TOTAL OPERATING EXPENSES	3,114,981	3,541,594	9,463,178	8,832,265

NET LOSS	$(3,114,981)	$(3,541,594)	$(9,463,178)	$(8,832,265)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.24)	$(0.32)	$(0.77)	$(0.84)

Weighted average common shares outstanding basic and diluted	13,005,128	11,148,402	12,282,004	10,551,503

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241

Share-Based Compensation	—	—	761,069	—	761,069

Share-Based Payments to Vendors	43,889	44	188,056	—	188,100

Cashless Warrant Exercise	3,521	3	(3)	—	—

Net Loss	—	—	—	(2,670,138)	(2,670,138)

Balance at March 31, 2022	10,263,202	$10,263	$39,897,456	$(29,218,447)	$10,689,272

Share-Based Compensation	—	$—	$716,682	$—	$716,682

Net Loss	—	—	—	(2,620,533)	(2,620,533)

Balance at June 30, 2022	10,263,202	$10,263	$40,614,138	$(31,838,980)	$8,785,421

Share-Based Compensation	—	$—	$696,965	$—	$696,965

Share-Based Payments to Vendors	36,000	36	127,044	—	127,080

Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $529,805 cash issuance costs	1,159,211	1,159	3,694,024	—	3,695,183

Cashless Warrant Exercise	3,427	4	(4)	—	—

Pre-funded Warrant Exercise	130,769	131	(118)	—	13

Net Loss	—	—	—	(3,541,594)	(3,541,594)

Balance at September 30, 2022	11,592,609	$11,593	$45,132,049	$(35,380,574)	$9,763,068

Balance at January 1, 2023	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021

Share-Based Compensation	—	—	733,472	—	733,472

Share-Based Payments to Vendors	44,186	44	165,859	—	165,903

Net Loss	—	—	—	(2,902,957)	(2,902,957)

Balance at March 31, 2023	11,671,795	$11,672	$46,843,809	$(41,544,042)	$5,311,439

Share-Based Compensation	—	$—	$806,485	$—	$806,485

Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $456,314 cash issuance costs	601,851	602	3,543,010	—	3,543,612

Pre-funded Warrant Exercise	731,482	731	(658)	—	73

Net Loss	—	—	—	(3,445,240)	(3,445,240)

Balance at June 30, 2023	13,005,128	$13,005	$51,192,646	$(44,989,282)	$6,216,369

Share-Based Compensation	—	$—	$833,285	$—	$833,285

Net Loss	—	—	—	(3,114,981)	(3,114,981)

Balance at September 30, 2023	13,005,128	$13,005	$52,025,931	$(48,104,263)	$3,934,673

See accompanying notes to the condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2023	2022
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(9,463,178)	$(8,832,265)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	2,373,242	2,174,716
Share-Based Payments to Vendors	165,903	315,180
(Increase)/Decrease in:
Prepaid Expenses	159,233	(42,503)
Accounts Payable and Accrued Expenses	1,161,693	338,171
Net Cash Used in Operating Activities	(5,603,107)	(6,046,701)

Cash Flow from Financing Activities:
Proceeds from Registered Direct Offering, net of issuance costs	3,543,612	3,695,183
Pre-funded Warrant Exercise	73	13
Net Cash Provided by Financing Activities	3,543,685	3,695,196
Net Decrease in Cash	(2,059,422)	(2,351,505)
Cash at Beginning of Period	9,111,751	12,958,846
Cash at End of Period	$7,052,329	$10,607,341

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2023 Registered Direct offering costs (Note 4)	$1,990,153	$—
Accrued 2022 Registered Direct Offering costs	$—	$16,847
Warrants issued in connection with 2022 offerings (Note 4)	$—	$171,409

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock, 130,769 pre-funded warrants, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, series C warrants to purchase 1,333,333 shares of common stock and series D warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. As of September 30, 2023, the Company had a cash balance of approximately $7.1 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed financial statements for the period ended September 30, 2023. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three and nine months ended September 30, 2023, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of September 30, 2023, the Company had cash of approximately $7.1 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,348,985 and $1,591,043 for the three months ended September 30 2023 and 2022, respectively, and $4,100,954 and $3,321,623 for the nine months ended September 30, 2023 and 2022, respectively.

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

Major Vendor

The Company had a major vendor that accounted for approximately 59% and 66% of the research and development expenditures for the three months ended September 30, 2023 and 2022, respectively, and 66% and 50% for the nine months ended September 30, 2023 and 2022, respectively. The same vendor also accounted for approximately 82% and 56% of the total accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

NOTE 3 - ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2023 and December 31, 2022 were as follows:

	September 30, 2023	December 31, 2022
Accrued compensation expenses	$206,812	$542,895
Accrued research and development	2,973,770	1,405,536
Accrued professional fees	31,074	83,715
Other accounts payable and accrued expenses	11,722	29,539
Total	$3,223,378	$2,061,685

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 13,005,128 were outstanding as of September 30, 2023.

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

On July 25, 2022, the Company entered into securities purchase agreements with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of September 30, 2023, all of the pre-funded warrants were exercised. The Company also issued to the Affiliate Investors and the Investor in a concurrent private placement, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029. The series B warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029. The registered direct offering closed on July 27, 2022.

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

On May 16, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of September 30, 2023, all of the pre-funded warrants were exercised.

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

In connection with the 2023 Offerings, the Company also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, the Company amended its existing series A warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock and series B warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that effective upon the closing of the offering, the amended Existing Warrants will have a termination date of May 18, 2029. The Company used the Black-Scholes model to calculate the change in the value of the aforementioned series A and series B warrants attributable to the change in the termination date, with an estimated increase in fair value of approximately $2.0 million. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offerings. The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of September 30, 2023:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2022	4,217,809	$3.29
Issued	3,398,148	2.56
Exercised	(731,482)	0.0001
Balance at September 30, 2023	6,884,475	$3.28

The weighted average contractual life of the outstanding warrants is 4.81 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 2,874,063 shares of common stock, subject to adjustments as provided in the Plan, of which 485,868 are currently still available for issuance as of September 30, 2023. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $181,720 and $545,160 for the three and nine months ended September 30, 2023 and 2022, respectively, related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,916 and $1,472,750 for each of the three and nine months ended September 30, 2023 and 2022, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 for the three months ended September 30, 2023 and 2022, respectively, and $56,850 and $126,333 for the nine months ended September 30, 2023 and 2022, respectively, related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,378 for the three months ended September 30, 2023 and 2022, respectively, and $16,133 and $30,473 for nine months ended September 30, 2023 and 2022, respectively, related to compensation expense for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $109,521 and $255,549 for the three and nine months ended September 30, 2023, respectively, related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $26,800 for the three and nine months ended September 30, 2023, respectively related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended
	September 30, 2023
Expected term	6.90	years
Volatility	98%
Dividend yield	—%
Risk-free interest rate	3.85%
Weighted average grant date fair value	$2.75

A summary of the Company’s stock option activity is as follows:

	Nine Months Ended	Weighted Average
	September 30, 2023	Exercise Price
Outstanding at the beginning of the period	2,467,500	$6.12
Granted	517,500	3.35
Exercised	—	—
Forfeited	—	—
Outstanding at the end of the period	2,985,000	5.64
Exercisable	2,091,861	$6.02

The total non-cash compensation expense for these options not yet recognized as of September 30, 2023 was $3,292,136. The weighted average vesting period for the unvested options is 1.46 years. The intrinsic value of the stock options at September 30, 2023 was $0 with a remaining weighted average contractual life of 8.06 years. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company granted $150,000 of common stock over the term of service. In January 2022, the Company granted 13,889 shares of common stock at grant date fair value, pursuant to the agreement and recorded general and administrative expenses of $0 for the three months ended September 30, 2023, and 2022, respectively, and $0 and $75,000 for the nine months ended September 30, 2023 and 2022, respectively.

In the first quarter of 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77 and paid $25,000 of cash compensation. The cash component was expensed over the service period and the equity component expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 for the three months ended September 30, 2023, and 2022, respectively, and $0 and $113,100 for the nine months ended September 30, 2023 and 2022, respectively.

In the third quarter of 2022, the Company entered into an agreement with a company to provide consulting services for a six-month term. Pursuant to the agreement, the Company granted 36,000 shares of common stock with a grant date fair value of $3.53, which was expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 for the three and nine months ended September 30, 2023, respectively, and $127,080 for the three and nine months ended September 30, 2022, respectively.

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 shares of common stock with grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-month terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 and $46,742 for the three and nine months ended September 30, 2023, respectively.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $0 and $119,160 for the three and nine months ended September 30, 2023, respectively.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per shares of common stock for the nine months ended September 30, 2023 and 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 6,884,475 warrants and 2,985,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). There were no additional milestones reached for the nine months ended September 30, 2023 and 2022, respectively. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

NOTE 9 – SUBSEQUENT EVENT

As of November 13, 2023, the Company had 13,767,977 shares of common stock issued and outstanding which is an increase of 762,849 shares as of September 30, 2023, primarily due to certain warrant exercises that resulted in the issuance of 682,769 shares. The Company received approximately $2.2 million in proceeds from these warrant exercises.

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

Recent Developments

Completion of Phase 2b Clinical Trial

On October 2, 2023, we discontinued our Phase 2b clinical trial of our lead antibiotic candidate, ibezapolstat, targeting the treatment of patients with CDI and anticipate advancing to Phase 3 clinical trials more expeditiously than originally planned. We made the decision to discontinue the Phase 2b clinical trial in consultation with our medical and scientific advisors and statisticians based upon observed aggregate blinded data and other factors, including the cost to maintain clinical trial sites and slow enrollment due to COVID-19.

The Company determined that the Phase 2b clinical trial has performed as anticipated for each of ibezapolstat, our lead antibiotic candidate, and vancomycin, the control agent and a standard of care to treat patients with CDI, with high rates of clinical cure observed across the trial and no emerging safety concerns reported to date. Accordingly, the Independent Data Monitoring Committee will not be required to perform an interim analysis of the Phase 2b clinical trial data as originally planned but is supportive of the Company’s decision to early discontinue the Phase 2b clinical trial and will remain involved for the Company’s Phase 3 clinical trials. Prior to discontinuing the Phase 2b clinical trial, the Company notified FDA of its decision to early discontinue the trial. The trial was not discontinued due to safety concerns.

Top-Line Ibezapolstat Phase 2 Efficacy Results

On November 2, 2023, the Company announced top-line Phase 2 efficacy and safety results from the clinical trial of ibezapolstat in patients with CDI. The overall observed Clinical Cure rate in the combined Phase 2 trials in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the modified intent to treat population, plus 15 out of 16 (94%) patients in Phase 2b in the per protocol population, who experienced Clinical Cure during treatment with ibezapolstat. Ibezapolstat was well-tolerated, with three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. There were no drug-related treatment withdrawals or no drug-related serious adverse events, or other safety findings of concern. In the Phase 2b vancomycin control arm, 14 out of 14 patients experienced clinical cure. The Company is confident that based on the pooled Phase 2 ibezapolstat clinical cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials in accordance with the applicable FDA Guidance for Industry (October, 2022). The Phase 2b clinical trial met the protocol primary objective of assessing the primary efficacy endpoint of the Clinical Cure rate after 10 days of oral treatment. Further analyses will be forthcoming regarding secondary and exploratory endpoints, including Sustained Clinical Cure data, Extended Clinical Cure data up to 94 days and comparative effects on the gut microbiome.

The Company is currently preparing for an End-of-Phase 2 Meeting with FDA and advancement to Phase 3.

Warrant Exercise and Share Issuance

As of November 13, 2023, the Company had 13,767,977 shares of common stock issued and outstanding which is an increase of 762,849 shares as of September 30, 2023, primarily due to certain warrant exercises that resulted in the issuance of 682,769 shares. The Company received approximately $2.2 million in proceeds from these warrant exercises.

2023 Registered Direct Offering

On May 16, 2023, the Company entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. As of September 30, 2023, all of the pre-funded warrants were exercised.

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

General and Administrative Expenses

General and administrative expenses consist primarily of salaries and employee-related costs, including share-based compensation, for personnel in our executive, finance and other administrative functions. Other significant costs include facility-related costs, legal fees relating to intellectual property and corporate matters, professional fees for accounting and consulting services and insurance costs. We anticipate that our general and administrative expenses will increase in the future to support our continued research and development activities, pre-commercialization and, if any product candidates receive marketing approval, commercialization activities. We also anticipate increased expenses related to audit, legal, regulatory and tax-related services associated with maintaining compliance with exchange listing and SEC requirements, director and officer insurance premiums and investor relations costs associated with operating as a public company.

Results of Operations

Three Months Ended September 30, 2023 Compared to the Three Months Ended September 30, 2022

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2023 compared with the three months ended September 30, 2022:

	Three Months Ended
	September 30,		Percentage
	2023	2022	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,349	$1,591	(15)%
General and Administrative	1,766	1,951	(9)%
TOTAL OPERATING EXPENSES	3,115	3,542	(12)%
Net Loss	$(3,115)	$(3,542)	(12)%

Research and Development Expenses

Research and development expenses were $1.3 million for the three months ended September 30, 2023 and $1.6 million for the three months ended September 30, 2022, a decrease of $0.3 million due to the timing of Phase 2b clinical trial related costs.

General and Administrative Expenses

General and administrative expenses were $1.8 million for the three months ended September 30, 2023 and $2.0 million for the three months ended September 30, 2022, a decrease of $0.2 million. The decrease was primarily due to $0.2 million decrease in professional fees.

Net Loss

Net loss was $3.1 million for the three months ended September 30, 2023, and $3.5 million for the three months ended September 30, 2022, a decrease of $0.4 million, due to the reasons stated above.

Nine Months Ended September 30, 2023 Compared to the Nine Months Ended September 30, 2022

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2023 compared with the nine months ended September 30, 2022:

	Nine Months Ended
	September 30,		Percentage
	2023	2022	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$4,101	$3,322	23%
General and Administrative	5,362	5,510	(3)%
TOTAL OPERATING EXPENSES	9,463	8,832	7%
Net Loss	$(9,463)	$(8,832)	7%

Research and Development Expenses

Research and development expenses were $4.1 million for the nine months ended September 30, 2023 and $3.3 million for the nine months ended September 30, 2022, an increase of $0.8 million due to Phase 2b clinical trial related costs and increased consulting costs.

General and Administrative Expenses

General and administrative expenses were $5.4 million for the nine months ended September 30, 2023 and $5.5 million for the nine months ended September 30, 2022, a decrease of $0.1 million. The decrease was primarily due to $0.3 million decrease in professional fees offset by $0.2 million increase in share-based compensation.

Net Loss

Net loss was $9.4 million for the nine months ended September 30, 2023, and $8.8 million for the nine months ended September 30, 2022, an increase of $0.6 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $48 million as of September 30, 2023. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million.

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

As of September 30, 2023, we had working capital of $3.9 million, consisting primarily of $7.1 million of cash and $0.1 million of prepaid expenses, offset by $3.2 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	For the nine months ended
	September 30,
	2023	2022

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(5,603)	$(6,047)
Financing activities	3,544	3,695
Net decrease in cash	$(2,059)	$(2,352)

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million for the nine months ended September 30, 2023. The net loss was greater than the net cash used in operating activities by $3.8 million, primarily attributable to share-based compensation and share-based vendor payments of $2.5 million and an increase in accounts payable and accrued expenses of $1.2 million and decrease in prepaid expenses of $0.1 million.

Net cash used in operating activities was $6.0 million for the nine months ended September 30, 2022. The net loss was greater than the net cash used in operating activities by $2.8 million, primarily attributable to share-based compensation and share-based vendor payments of $2.5 million and an increase in accrued expenses of $0.3 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $3.5 million for the nine months ended September 30, 2023, which was attributable to the net proceeds from the 2023 registered direct offering.

Net cash provided by financing activities was $3.7 million for the nine months ended September 30, 2022, which was attributable to the net proceeds from the 2022 registered direct offering.

Critical Accounting Policies and Estimates

Our management’s discussion and analysis of our financial condition and results of operations are based on our financial statements, which have been prepared in accordance with U.S. generally accepted accounting principles. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenues and expenses and the disclosure of contingent assets and liabilities in our financial statements. On an ongoing basis, we evaluate our estimates and judgments, including those related to accrued expenses and share-based compensation. We base our estimates on historical experience, known trends and events, and various other factors that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Our actual results may differ from these estimates under different assumptions or conditions.

While our significant accounting policies are described in more detail in Note 2, “Summary of Significant Accounting Policies,” we believe the following accounting policies and estimates to be most critical to the preparation of our financial statements.

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

Compensation expense associated with stock option awards is recognized over the requisite service period based on the fair value of the option at the grant date determined based on the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected price volatility. The Company’s employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value computation using the Black-Scholes option pricing model. Because there is no public market for the Company’s stock options and very little historical experience with the Company’s stock, similar public companies were used for the comparison of volatility and the dividend yield. The risk-free rate of return was derived from U.S. Treasury notes with comparable maturities. We will continue to analyze the expected stock price volatility and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or if we were to elect to utilize an alternative method for valuing stock options granted to employees, officers and directors, could potentially impact our share-based compensation expense and our results of operations.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of September 30, 2023 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect, or that they will have a significant impact on us at the time they become effective.

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

We can give no assurance that weaknesses in our internal control over financial reporting will not be identified in the future. Our failure to implement and maintain effective internal control over financial reporting could result in errors in our financial statements that could result in a restatement of our financial statements and cause us to fail to meet our reporting obligations.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $9.4 million for the nine months ended September 30, 2023, $12.1 million for the year ended December 31, 2022. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of September 30, 2023, we had approximately $7.1 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the period ended September 30, 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we or our collaborators may be required to file infringement lawsuits that can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one of our patents is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put any pending applications at risk of being interpreted narrowly and of not issuing.

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

Our officers, directors and their affiliates currently collectively own 4,525,349 shares of our common stock (on an as-converted basis) or approximately 30% of our outstanding shares of common stock (on an as-converted basis) as of September 30, 2023. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

None.

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

Acurx Pharmaceuticals, Inc.

Date: November 13, 2023	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 13, 2023	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)