Form 10-K
period 2023-12-31
Acurx Pharmaceuticals, Inc.
filed 2024-03-15
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the registrant’s common stock, $0.001 per value per share, held by non-affiliates of the registrant on June 30, 2023, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $27.9 million (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 15, 2024 was 15,757,102.

Auditor Name: CohnReznick LLP	Auditor Location: Parsippany, NJ	Auditor Firm ID: 596

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the impact of the ongoing COVID-19 pandemic and our response to it;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;
●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine as well as the conflict in the Middle East between Israel and Hamas;
●	the volatility of the price of our common stock;
●	our financial performance; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

You should read this Form 10-K and the documents that we reference in this Form 10-K and have filed with the Securities and Exchange Commission (“SEC”) as exhibits to this Form 10-K with the understanding that our actual future results, levels of activity, performance, and events and circumstances may be materially different from what we expect.

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

PART I

Item 1. Business.

Overview

Acurx Pharmaceuticals is a late-stage biopharmaceutical company focused on developing a new class of small molecule antibiotics for difficult-to-treat bacterial infections. Our approach is to develop antibiotic candidates with a Gram-positive selective spectrum (“GPSS®”) that block the active site of the Gram positive specific bacterial enzyme deoxyribonucleic acid (“DNA”) polymerase IIIC ("pol IIIC”), inhibiting DNA replication and leading to Gram-positive bacterial cell death. Our research and development (“R&D”) pipeline includes antibiotic product candidates that target Gram-positive bacteria, including Clostridioides difficile (“C. difficile”), methicillin-resistant Staphylococcus aureus (“MRSA”), vancomycin resistant Enterococcus (“VRE”) and drug-resistant Streptococcus pneumoniae (“DRSP”).

These bacterial targets are listed as priority pathogens by the World Health Organization (“WHO”), the United States (“U.S.”) Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA.

The CDC estimates that, in the U.S., antibiotic-resistant pathogens infect one individual every 11 seconds and result in one death every 15 minutes. The WHO recently stated that growing antimicrobial resistance is equally as dangerous as the recent COVID-19 pandemic, threatens to unwind a century of medical progress and may leave us defenseless against infections that today can be treated easily. According to the WHO, the current clinical development pipeline remains insufficient to tackle the challenge of the increasing emergence and spread of antimicrobial resistance.

We believe we are developing the first DNA pol IIIC inhibitor to enter Phase 3 clinical trials and have clinically validated the efficacy of our lead pol IIIC antibiotic candidate in a Phase 2 clinical trial.

Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early-stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by C. difficile, Enterococcus (including VRE), Staphylococcus (including MRSA), and Streptococcus (including antibiotic resistant strains).

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

We have now “de-risked” this new class of antibiotics through our drug development activities as we advance to Phase 3 clinical trials by demonstrating proof of principal in Phase 2 human efficacy studies that demonstrate comparable efficacy to the standard of care with no drug related side effects and a positive impact on the microbiome of patients with C. difficile infections. We expect to partner with a fully-integrated pharmaceutical company for late-stage clinical trials and commercialization or conduct Phase 3 clinical trials prior to such partnership and continue to review partnership opportunities on an ongoing basis up to FDA approval.

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the pol IIIC enzyme, a previously unexploited scientific target. Phase 2 clinical data validate the efficacy of our lead antibiotic candidate as well as pol IIIC as an appropriate bacterial target.

Currently available antibiotics used to treat C. difficile infection (“CDI”) infections utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate to work by blocking the DNA pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

We also have an early-stage pipeline of antibiotic product candidates with the same previously unexploited mechanism of action which has established proof of concept in animal studies. This pipeline includes ACX-375C, a potential oral and parenteral treatment targeting Gram-positive bacteria, including MRSA, VRE and PRSP.

We continue to evaluate a strategic transaction for the Company, including a partner for the further development and potential commercialization of our lead antibiotic candidate, ibezapolstat, as well as a potential sale, merger, third-party licensing arrangement or other strategic transaction. At this time we have no commitments from potential partners or others to provide the company with capital.

Our Technology

The results of our Phase 2 (2a and 2b) clinical trials also represent the first-ever clinical validation of DNA pol IIIC as a therapeutically relevant antibacterial target. Ibezapolstat was very well tolerated with no treatment-related SAEs noted in the Phase 2 trials. Additionally, data obtained to date demonstrate that ibezapolstat enhances actinobacteria in the microbiome and suppresses regrowth of proteobacteria; potentially lessening the likelihood of CDI recurrence or new infection by Multi-Drug Resistant Gram-negative bacteria. Additionally, the unexpected finding from further analysis of the Phase 2 study is that the beneficial Firmicutes were shown to be preserved and/or regrow while patients were receiving ibezapolstat therapy. Several follow-up experiments have demonstrated that many of these beneficial Firmicutes have heterogeneous susceptibility to ibezapolstat allowing them to continue to perform their beneficial biologic functions even while a patient is receiving ibezapolstat for their CDI. (Garey, Oral Presentation, IDSA, IDWeek 2022 Conference, Oct 19-23, 2022). These data were confirmed by the comparative microbiome data generated in the Phase 2b clinical trial and presented in a scientific poster on January 18, 2024 at the Gulf Coast Consortia Antimicrobial Resistance (AMR) Conference in Houston, Texas by Kevin Garey, PharmD, MS, Professor and Chair, University of Houston College of Pharmacy, the Principal Investigator for microbiology and microbiome aspects of the ibezapolstat clinical trial program.

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

Systemic exposure following oral dosing was very low and no accumulation occurred after ten days of repeated dosing. In addition, oral dosing of ibezapolstat resulted in rapid and sustained fecal concentrations that are approximately 2,500 times the minimum inhibitory concentration of ibezapolstat required to kill the CDI bacteria in the colon at the site of the infection. Comparative microbiome analysis versus vancomycin demonstrated a two to three log favorable difference in the reduction of the predominantly healthy bacteria in the gut microbiome. Free concentrations of ibezapolstat were found to be high enough to kill C. difficile but too low to kill healthy bacteria like Bacteroides &

Firmicutes which constitute approximately 90% of healthy microbiome in the judgment of our scientific advisors. Upon review of the final Phase 1 Trial data, our medical and scientific advisors suggested these data supported advancing ibezapolstat into a Phase 2 clinical trial at doses up to 450 mg, twice daily, for 10 days of treatment, as described above. We believe that ibezapolstat is the only clinical-stage compound currently known to target C. difficile by acting specifically on pol IIIC. This first clinical trial was a Phase 1 randomized, double-blind, placebo-controlled, single and multiple ascending dose study of safety, pharmacokinetics, food, and fecal microbiome effects in healthy adults (ACX 362E 101). This was a first-in-human trial that was a 3-part, randomized, placebo-controlled study. The parts consisted of a single ascending dose (“SAD”) part (Part 1), food effect crossover part (Part 2), and multiple ascending dose (“MAD”) part (Part 3). Vancomycin was administered in open-label fashion in Part 3 of the study. The primary objective of the study was to assess the safety and tolerability of ibezapolstat in both SAD and MAD administration to healthy subjects. Secondary objectives were to assess pharmacokinetic changes associated with food, determine systemic and fecal pharmacokinetics of ibezapolstat during both SAD and MAD administration, and to determine the fecal microbiome effects of ibezapolstat compared with oral vancomycin.

A total of 62 subjects were randomized to ibezapolstat or placebo. Ibezapolstat was administered at a dose of 150, 300, 600, 900 mg or placebo for 1 dose in the SAD part (6 active:2 placebo/ group), 300 mg for 1 dose in the food effect part (n=8), and 300 or 450 mg or placebo every 12 hours (6 active:2 placebo) or vancomycin 125 mg every 6 hours (n=6) for 10 days in the MAD part.

Overall, ibezapolstat was administered to 44 subjects in Phase 1 and was well tolerated with a safety signal similar to placebo. No dose-dependent increase in AEs was observed. The proportion of subjects with an AE was similar to placebo at each ibezapolstat dose level. Administration of study drug in the fasting or fed state had a similar proportion of AEs. All AEs were considered mild or moderate in severity and none required a change in therapy or intervention. No diarrhea was reported, and all stool samples were categorized as 4 or below on the Bristol Stool Chart (formed or semi formed). No changes were observed in physical examinations, vital signs, 12-lead electrocardiograms (ECGs), or clinical laboratory results. The majority of ibezapolstat Cmax values at doses of 450 mg or below were <1 µg/mL.

In the Phase 2b trial segment, 32 patients with CDI were enrolled and randomized in a 1:1 ratio to either ibezapolstat 450 mg every 12 hours or vancomycin 125 mg orally every 6 hours, in each case, for 10 days and followed for 28 ± 2 days following the end of treatment for recurrence of CDI. The two treatments were identical in appearance, dosing times, and number of capsules administered to maintain the blind. The overall observed Clinical Cure rate in the combined Phase 2 trials in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Ibezapolstat was well-tolerated, with three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. There were no drug-related treatment withdrawals and no drug-related serious adverse events, or other safety findings of concern. In the Phase 2b vancomycin control arm, 14 out of 14 patients experienced Clinical Cure. We believe that based on the pooled Phase 2 ibezapolstat Clinical Cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials in accordance with the applicable FDA Guidance for Industry (October, 2022).

The Phase 2b clinical trial segment was discontinued due to success. We made this decision in consultation with our medical and scientific advisors and statisticians based on observed aggregate blinded data and other factors, including the cost to maintain clinical trial sites and slow enrollment due to COVID-19 and its aftermath. We determined that the trial performed as anticipated for both treatments, ibezapolstat and the control antibiotic vancomycin (a standard of care to treat patients with CDI), with high rates of clinical cure observed across the trial without any emerging safety concerns. Accordingly, an Independent Data Monitoring Committee was not required to perform an interim analysis of this Phase 2b trial data as originally planned. We anticipated that this decision would allow us to advance this first-in-class, FDA QIDP/Fast Track-designated antibiotic product candidate to Phase 3 clinical trials more expeditiously.

The Phase 2b trial was originally designed to be a non-inferiority (“NI”) trial and later amended to include an interim efficacy analysis with review by an Independent Data Monitoring Committee (“IDMC”). The decision to end the trial early based on blinded clinical observations obviated the need for an interim analysis, IDMC review, and NI assessment. We determined, in consultation with our clinical and statistical experts, that presenting clinical cure rates for the primary efficacy endpoint is the most appropriate representation for the clinical activity of ibezapolstat in treating CDI.

In the Phase 2 clinical trial, we also evaluated PK and microbiome changes and tested for anti-recurrence microbiome properties, including the change from baseline in alpha diversity and bacterial abundance, especially overgrowth of healthy gut microbiota Actinobacteria and Firmicute phylum species during and after therapy. Phase 2a data demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, during and after therapy. Also, in Segment 2B of the study, ibezapolstat showed eradication of fecal C. difficile at day three of treatment in 15 of 16 treated patients (94%), versus vancomycin, which had eradication of C. difficile in 10 of 14 treated patients (71%) in the Per Protocol Population. Ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species such as Firmicutes, which are believed to help prevent CDI recurrence. Emerging data show an increased concentration of secondary bile acids during and following ibezapolstat therapy which is known to correlate with colonization resistance against C. difficile. A decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids suggest that ibezapolstat may reduce the likelihood of CDI recurrence when compared to vancomycin.

We worked closely with the FDA to obtain authorization to proceed with clinical trials under our investigational new drug application (“IND”), and to obtain FDA fast track designation as well as designation of ibezapolstat as a qualified infectious disease product (“QIDP”), which provides incentives through the Generating Antibiotic Incentives Now Act (the “GAIN Act”) including FDA priority review for the first application submitted for the QIDP, fast track designation eligibility and extension of statutory exclusivity periods in the U.S. for an additional 5 years upon FDA marketing approval of the product to treat patients with CDI.

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

As of the date of this Form 10-K, of the $700,000 of potential milestone payments, we have paid to GLSynthesis a total of $50,000, including $25,000 paid upon receipt of a “safe to proceed” notification from FDA relating to the commencement of clinical trials (December 2018) and $25,000 paid upon the successful completion of clinical trial drug supply suitable to support our Phase 1 clinical trial (December 2018). The patent jurisdictions of the acquired patents include the U.S., European Union (“EU”), Japan and Canada.

About QIDP and Fast Track Designations

The GAIN Act, which was enacted as part of the Food and Drug Administration Safety and Innovation Act (“FDASIA”) in 2012, created incentives for the development of novel antibiotic and antifungal products intended to treat serious and life-threatening infections. The GAIN Act amended the federal Food, Drug, and Cosmetic Act to add a designation for QIDPs. A QIDP is defined as “an antibacterial or antifungal drug for human use intended to treat serious or life-threatening infections, including those caused by (1) an antibacterial or antifungal resistant pathogen, including novel or emerging infectious pathogens, or (2) qualifying pathogens listed under” 21 C.F.R. § 317.2. The primary incentive for developing a QIDP is a five-year exclusivity extension for the relevant antibiotic or antifungal indications of the QIDP, but the designation also offers FDA priority review for the first application submitted for the QIDP and eligibility for fast track designation.

FDA’s fast track designation is a program designed to facilitate the development and expedite the regulatory pathway of new drugs to treat serious or life-threatening conditions and that fill a high unmet medical need. To be eligible for a Fast Track Designation, the FDA must determine, based on preclinical study data submitted by the sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the new drug application (“NDA”) for a fast track designated product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation does not change the standards for product approval and may not ultimately expedite the development or approval process and the designation may be withdrawn by the sponsor or rescinded by the FDA if it is no longer supported by data emerging from the clinical trial process.

A product designated as a QIDP also receives priority review for the first application for marketing authorization submitted to FDA for the product. The priority review program is intended to direct overall attention and resources to the evaluation of designated applications and to shorten the FDA’s goal for taking action on a marketing application from ten months to six months for an original NDA for a new molecular entity from the date of filing.

Based upon advice from our scientific advisors, we believe ACX-375C, our second antibiotic candidate currently in pre-clinical development, will also be eligible for FDA’s QIDP and fast track designations. This advice is supported by the “qualifying” criteria for a QIDP listed in GAIN Act legislation of 2012 enacted as part of the FDASIA. Specifically, the qualifying pathogens listed under 21 C.F.R. § 317.2 include bacterial pathogens against which ACX-375C has demonstrated microbiological activity, namely, methicillin-resistant Staphylococcus aureus and vancomycin-resistant enterococcus. These bacteria are generally causative of serious or life-threatening infections, including, but not limited to, acute bacterial skin and skin structure infections, community acquired pneumonia, blood stream infections, hospital acquired bacterial pneumonia and ventilator acquired bacterial pneumonia, which are planned to be studied in future clinical trials at the appropriate time in product development.

Mechanism of Action

DNA pol IIIC has proved essential for replicative DNA synthesis in aerobic, low G-C Gram-positive bacteria, i.e. those with a low guanine-cytosine (“G-C”) ratio relative to their adenine-thymine (“A-T”) ratio. Pol IIIC-specific genes of several such Gram-positive bacteria have been cloned and expressed, and the DNA pol IIIC enzymes appear to share a unique capacity to be inhibited by 6-anilinouracils (“AU”), 2-phenylguanines (“PG”) and related compounds which are analogs of 2 ‘-deoxyguanosine 5’ -triphosphate (“dGTP”).

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

Leiden University Medical Center/Health Holland Research Project

In August 2021, Health Holland awarded a grant of approximately $500,000 USD to Leiden University Medical Center (“LUMC”) to further study the mechanism of action of pol IIIC inhibitors in a consortium partnership with our

Company (the “Health Holland Research Project”). This innovative research project entitled “Bad bugs, new drugs: Elucidation of the Structure of DNA Polymerase C (polC) of Multidrug Resistant Bacteria in Complex with Novel Classes of Antimicrobials (POLSTOP2)” will study 3-dimensional structures of DNA polymerases and their binding interactions with our inhibitors. The antibacterial molecular target of our pipeline of novel DNA pol IIIC inhibitors has been clinically validated by ibezapolstat’s recent completion of a Phase 2 trial in patients with CDI. The Health Holland Research Project is intended to accelerate lead product candidate selection for our ACX-375 program for systemic treatment against multidrug resistant bacteria such as MRSA, VRE and DRSP and for other WHO, CDC and FDA high-priority, drug-resistant Gram-positive pathogens where new classes of antibiotics are needed. This project was initiated by LUMC in September 2021 and emerging data are expected to contribute to the ACX-375C program development.

Recently, we screened the activity of a library of 50 compounds for activity against pol IIIC of VRE and PRSP in a medium throughput assay (Panel A below), leading to a IC50-ranked list of compounds with best in vitro activity. Additionally, mutants conferring reduced susceptibility to ACX compounds in VRE and MRSA were mapped onto modelled structures of pol IIIC in the presence of a DNA template (panel B below). Importantly, the first cryogenic electron microscopy structures have been obtained using full length VRE pol IIIC, which resolved domains that are absent in previous X-ray crystallographic data (panel C below). Ongoing efforts are aimed at refining the structure (currently at 3.0Å resolution) in the presence of both DNA and representative ACX inhibitors, as well as extending the structural work to MRSA pol IIIC.

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

Subsequent experiments extended the length of therapy for GLS-362E to 7 or 14 days because in the experiment shown in Table 2 it was observed that survival was not maintained beyond five days after the end of treatment in any group; studies were then designed to evaluate recurrence rates. Table 2 displays (below, from Dvoskin, et. al, 2012, AAC) twice-daily treatment for three days with either GLS-362E (50 mg/kg) or vancomycin (50 mg/kg), 67% of treated animals died. When treatment with GLS-362E is extended to 7 or 14 days, survival increased to 60% and 100%, respectively. Upon necropsy, the intestinal contents of surviving hamsters were negative for toxin A and/or B whereas those for animals that had died were positive. The results for the 3-day dosing shown in Table 2 above were from additional studies. Other studies conducted by Dvoskin et al. evaluated GLS-362E efficacy/recurrence rates in the hamster model at lower doses: after 14 days of dosing (100% survival for all groups at 25, 12.5 and 6.25 mg/kg out to 36 days; negative for A/B toxins): after 10 days of dosing at 10 mg/kg, GLS-362E treatment resulted in 86% survival on Day 36 post-infection, compared to vancomycin treatment’s 43% survival at the same dose (see graph and table below) and animals that died with C. difficile disease symptoms tested positive for A/B toxin, whereas the surviving animals did not.

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

Current CDI Antibiotic Treatments

Current treatment options for CDI are limited. The current standard-of-care for CDI is treatment with vancomycin or, to a lesser extent, off label use of metronidazole, both of which are broad-spectrum antibiotics. Although these antibiotics reduce levels of C. difficile, both also cause significant collateral damage to the gut flora as a result of their broad spectrum of activity. This collateral damage to the gut flora leaves patients vulnerable to recurrent CDI. A review published in 2012 in the peer reviewed journal International Journal of Antimicrobial Agents reported recurrence rates of 24.0% for vancomycin and 27.1% for metronidazole. Metronidazole is frequently used in mild or moderate cases of CDI and has been associated with a number of side effects. The 2017 Update (published February 2018) of the Clinical Practice Guidelines for C. difficile Infection by the Infectious Diseases Society of America (IDSA) and Society of Healthcare Epidemiology of America (SHEA) provides a recommendation for clinicians to prescribe either vancomycin or fidaxomicin over metronidazole for an initial episode of CDI and metronidazole is no longer recommended for treatment of patients with CDI.

Fidaxomicin (Dificid®) is also a standard of care to treat patients with CDI. It is an antibiotic approved to treat patients with CDI in the U.S. and the EU, but it has not been shown to be superior to vancomycin in the treatment of patients with the hypervirulent strain ribotype 027. Fidaxomicin (Dificid®) was approved by FDA in 2011. In July 2013, Optimer Pharmaceuticals, Inc., the sponsor of the fidaxomicin program, was sold to Cubist Pharmaceuticals for $535 million plus up to $266 million in contingent value right (“CVR”) payments post-closing. Fidaxomicin was the first antibacterial drug the FDA approved in more than 30 years to treat CDI. Cubist Pharmaceuticals was acquired by

Merck in 2015 for approximately $8.4 billion. Merck continues to market fidaxomicin (Dificid®) and is expected to continue through the patent life which is expected to expire in mid-2027.

Summit Therapeutics had a clinical stage antibiotic, ridinilazole, and in January 2019 had opened enrollment of two Phase 3 clinical trials to treat patients with CDI. In December 2021, Summit Therapeutics announced that ridinilazole had failed to achieve the primary endpoint in the Phase 3 clinical trials and has since announced a plan to partner ridinilazole and has moved strategically into oncology drug development. The ridinilazole Phase 3 program included two randomized trials testing efficacy in CDI versus oral vancomycin, the standard of care, as the positive control. The trials appeared to be identical in design and planned to enroll 680 patients each. Prior to failing to achieve the primary endpoint in its Phase 3 clinical trials, in the fourth quarter of 2021, Summit Therapeutics announced that the FDA had rejected Summit’s request to change the endpoint in the then ongoing Phase 3 clinical trials. Ridinilazole is an orally administered small molecule antibiotic designed to selectively target C. difficile bacteria without causing collateral damage to the gut flora and thereby reduce CDI recurrence rates. Prior to failing in its Phase 3 clinical trial, ridinilazole completed two Phase 2 clinical trials successfully meeting or exceeding its primary efficacy endpoints.

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

Phase 2 Clinical Trial.

The Phase 2 clinical trial design was structured as a randomized, controlled Phase 2 trial of the efficacy and safety of ibezapolstat compared to vancomycin in the treatment of CDI in a total of up to 84 evaluable patients (Phase 2a; up to 20 patients; Phase 2b; 64 patients). Phase 2a was designed to enroll up to 20 patients with a data review planned by a Trial Oversight Committee after 10 patients completed the trial.

Based upon the recommendation of our Scientific Advisory Board (the “SAB”), in August 2020, we terminated enrollment in Phase 2a early and advanced to Phase 2b in December 2021. The SAB unanimously supported the early termination of the Phase 2a trial after 10 patients were enrolled in the trial instead of 20 patients as originally planned. The early termination was further based on the evidence of meeting the treatment goals of eliminating the infection with an acceptable adverse event profile.

The SAB noted that 10 out of 10 patients enrolled in the Phase 2a trial reached the Clinical Cure endpoint, defined in the study protocol as the resolution of diarrhea in the 24-hour period immediately before the end-of-treatment that is maintained for 48 hours after end of treatment. Such cure was sustained, meaning that the patients showed no sign of infection recurrence, for 30 days thereafter. This constitutes a 100% response rate for the primary and secondary endpoints of the trial. All 10 patients enrolled in the Phase 2a trial met the study’s primary and secondary efficacy endpoints, namely, Clinical Cure at end of treatment and Sustained Clinical Cure of no recurrence of CDI at the 28-day follow-up visit. No treatment-related serious adverse events were reported by the investigators who enrolled patients in the trial. We believe these results represent the first-ever clinical data validating pol IIIC as a therapeutically-relevant antibacterial target. The Phase 2b portion of the Phase 2 clinical trial was designed as a 64-patient vancomycin-controlled, non-inferiority designed efficacy study.

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

In the Phase 2b trial segment, 32 patients with CDI were enrolled and randomized in a 1:1 ratio to either ibezapolstat 450 mg every 12 hours or vancomycin 125 mg orally every 6 hours, in each case, for 10 days and followed for 28 ± 2 days following the end of treatment for recurrence of CDI. The two treatments were identical in appearance, dosing times, and number of capsules administered to maintain the blind. The overall observed Clinical Cure rate in the combined Phase 2 trials in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Ibezapolstat was well-tolerated, with three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. There were no drug-related treatment withdrawals or no drug-related serious adverse events, or other safety findings of concern. In the Phase 2b vancomycin control arm, 14 out of 14 patients experienced Clinical Cure. We believe that based on the pooled Phase 2 ibezapolstat Clinical Cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials in accordance with the applicable FDA Guidance for Industry (October, 2022).

The Phase 2b clinical trial segment was discontinued due to success. We made this decision in consultation with our medical and scientific advisors and statisticians based on observed aggregate blinded data and other factors, including the cost to maintain clinical trial sites and slow enrollment due to COVID-19 and its aftermath. We determined that the trial performed as anticipated for both treatments, ibezapolstat and the control antibiotic vancomycin (a standard of care to treat patients with CDI), with high rates of clinical cure observed across the trial without any emerging safety concerns. Accordingly, an Independent Data Monitoring Committee was not required to perform an interim analysis of this Phase 2b trial data as originally planned. We anticipated that this decision would allow us to advance this first-in-class, FDA QIDP/Fast Track-designated antibiotic product candidate to Phase 3 clinical trials more expeditiously.

The Phase 2b trial was originally designed to be a non-inferiority (NI) trial and later amended to include an interim efficacy analysis with review by an Independent Data Monitoring Committee (IDMC). The decision to end the trial early based on blinded clinical observations obviated the need for an interim analysis, IDMC review, and NI assessment. We determined, in consultation with our clinical and statistical experts, that presenting clinical cure rates for the primary efficacy endpoint is the most appropriate representation for the clinical activity of ibezapolstat in treating CDI.

In the Phase 2 clinical trial, we also evaluated pharmacokinetics (PK) and microbiome changes and tested for anti-recurrence microbiome properties, including the change from baseline in alpha diversity and bacterial abundance, especially overgrowth of healthy gut microbiota Actinobacteria and Firmicute phylum species during and after therapy. Phase 2a data demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, during and after therapy. Also, in Segment 2B of the study, ibezapolstat showed eradication of fecal C. difficile at Day 3 of treatment in 15 of 16 treated patients (94%), versus vancomycin, which had eradication of C. difficile at in 10 of 14 treated patients (71%) in the Per Protocol Population. Ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species such as Firmicutes, which are believed to help prevent CDI recurrence. Emerging data show an increased concentration of secondary bile acids during and following ibezapolstat therapy which is known to correlate with colonization resistance against C. difficile. A decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids suggest that ibezapolstat may reduce the likelihood of CDI recurrence when compared to vancomycin.

Phase 3 Clinical Trial(s).

Following completion of our Phase 2b clinical trial, we intend to meet with the FDA to finalize the size and scope of the Phase 3 clinical trial program. Regulatory precedent indicates that two Phase 3 trials would need to be conducted. We plan to include international clinical trial sites for our Phase 3 clinical trial program to enhance overall enrollment and provide clinical data to support an approval pathway outside the U.S. in major pharmaceutical markets.

Regulatory Status

The regulatory timeline for a newly proposed product can take eight to ten years from pre-clinical studies through marketing approval. However, we inherited the manufacturing and pre-clinical data generated by the prior sponsor of our lead product candidate which we believe will reduce the timeline for regulatory approval by two to three years.

We have worked closely with the FDA to obtain authorization to proceed with clinical trials under our IND, and to obtain FDA fast track designation as well as designation of ibezapolstat as a QIDP, which provides incentives through the GAIN Act including FDA priority review for the first application submitted for the QIDP, fast-track designation eligibility and extension of statutory exclusivity periods in the U.S. for an additional five years upon FDA approval of the product for the treatment of CDI.

We intend to launch regulatory activities in 2024 to design a regulatory approval pathway for ibezapolstat in the EU, the United Kingdom (“UK”), Canada and possibly Japan. We commenced this international regulatory pathway by obtaining micro, small and medium-sized enterprises (“SME”) designation from the European Medicines Agency in February 2024. The SME designation provides much reduced fees associated with the drug development pathway and close interaction with the regulatory authorities throughout the drug development process.

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

The process required by the FDA before a drug may be marketed in the United States generally involves the following:

●	completion of preclinical laboratory tests, animal studies and formulation studies according to Good Laboratory Practice (“GLP”) regulations or other applicable regulations;
●	submission to the FDA of an IND, which must become effective before human clinical trials may begin;
●	approval by an independent institutional review board (“IRB”), or ethics committee at each clinical trial site before each clinical trial may be initiated;
●	performance of adequate and well-controlled human clinical trials in accordance with applicable IND regulations, good clinical practice regulations and standards (“GCP”), and other clinical-trial related regulations to evaluate the safety and efficacy of the investigational product for each proposed indication;
●	submission to the FDA of an NDA for marketing approval, including payment of application user fees;
●	satisfactory completion of an FDA inspection of the manufacturing facility or facilities at which the drug is produced to assess compliance with current good manufacturing practice regulations (“cGMP”), to assure that the facilities, methods and controls are adequate to preserve the product’s identity, strength, quality and purity;
●	potential FDA audit of the clinical trial sites to assure compliance with GCP and the integrity of the clinical data submitted in support of the NDA; and
●	FDA review and approval of the NDA, including satisfactory completion of an FDA advisory committee review of the product candidate, where appropriate or if applicable, prior to any commercial marketing or sale of the product in the United States.

Before testing any drug product candidate in humans, the product candidate must undergo rigorous preclinical testing. The preclinical developmental stage generally involves laboratory evaluations of drug chemistry, formulation and stability, as well as studies to evaluate toxicity in animals, which support subsequent clinical testing. The sponsor must submit the results of the preclinical studies, together with manufacturing information, analytical data, any available clinical data or literature and a proposed clinical protocol, to the FDA as part of the IND. An IND is a request for authorization from the FDA to administer an investigational product to humans and must become effective before human clinical trials may begin.

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

In the Consolidated Appropriations Act for 2023, Congress amended the FDCA to require sponsors of a Phase 3 clinical trial, or other “pivotal study” of a new drug to support marketing authorization, to submit a diversity action plan for such clinical trial. The action plan must include the sponsor’s diversity goals for enrollment, as well as a rationale for the goals and a description of how the sponsor will meet them. A sponsor must submit a diversity action plan to FDA by the time the sponsor submits the trial protocol to the agency for review. The FDA may grant a waiver for some or all of the requirements for a diversity action plan. If FDA objects to a sponsor’s diversity action plan and requires the sponsor to amend the plan or take other actions, it may delay trial initiation.

Assuming successful completion of the required clinical testing, the results of the preclinical studies and clinical trials, along with information relating to the product’s chemistry, manufacturing, and controls and proposed labeling, are submitted to the FDA as part of an NDA requesting approval to market the product for one or more indications. Under federal law, the fee for the submission of an NDA for which clinical data is substantial (for example, for fiscal year 2024 this application fee exceeds $4 million), and the sponsor of an approved NDA is also subject to an annual program fee, currently more than $415,000 per program. These fees are typically adjusted annually, but exemptions and waivers may be available under certain circumstances.

Under the goals and policies agreed to by the FDA under the Prescription Drug User Fee Act (“PDUFA”), for original NDAs, the FDA has ten months from the filing date (i.e., the date on which the FDA accepts a submitted NDA for filing) in which to complete its initial review of a standard application and respond to the applicant, and six months from the filing date for an application with priority review. For an all new molecular entity (“NME”), NDAs, the ten and six-month time periods run from the filing date; for all other original applications, the ten and six-month time periods run from the submission date. Despite these review goals, it is not uncommon for FDA review of an NDA to extend beyond the goal date.

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

The Hatch-Waxman Act and Marketing Exclusivity

In 1984, with passage of the Hatch-Waxman Amendments to the FDCA, Congress authorized the FDA to approve generic drugs that are the same as drugs previously approved by the FDA under the NDA provisions of the statute and also enacted Section 505(b)(2) of the FDCA. To obtain approval of a generic drug, an applicant must submit an abbreviated new drug application (“ANDA”) to the agency. In support of such applications, a generic manufacturer may rely on the preclinical and clinical testing conducted for a drug product previously approved under an NDA, known as the reference listed drug (“RLD”). Specifically, in order for an ANDA to be approved, the FDA must find that the generic version is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug. At the same time, the FDA must also determine that the generic drug is “bioequivalent” to the innovator drug.

In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) NDAs may provide an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, an applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Section 505(b)(2) permits the filing of an NDA where at least some of the information required for approval comes from studies not conducted by or for the applicant and for which the applicant has not obtained a right of reference. A Section 505(b)(2) applicant may eliminate the need to conduct certain nonclinical or clinical studies, if it can establish that reliance on studies conducted for a previously approved product is scientifically appropriate. Unlike the ANDA pathway used by developers of bioequivalent versions of innovator drugs, which does not allow applicants to submit new clinical data other than bioavailability or bioequivalence data, the 505(b)(2) regulatory pathway does not preclude the possibility that a follow-on applicant would need to conduct additional clinical trials or nonclinical studies; for example, they may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. The FDA may then approve the new product for all or some of the label indications for which the RLD has been approved, or for any new indication sought by the Section 505(b)(2) applicant, as applicable.

Upon NDA approval of a new chemical entity (“NCE”), which is a drug that contains no active moiety that has been approved by the FDA in any other NDA, that drug receives five years of marketing exclusivity. During the exclusivity period, the FDA cannot accept for review any ANDA or 505(b)(2) NDA submitted by another company for another version of such drug where the applicant does not own or have a legal right of reference to all the data required for approval. However, a follow-on product application may be submitted one year before NCE exclusivity expires if a Paragraph IV certification, which states that the listed patent for the RLD is invalid or will not be infringed by the follow-on product, is filed on an NCE patent and any time after approval if the application is filed based on a new indication or a new formulation.

The Hatch-Waxman Act also provides three years of data exclusivity for an NDA, 505(b)(2) NDA or supplement to an existing NDA if new clinical investigations, other than bioavailability studies, that were conducted or sponsored by the applicant are deemed by the FDA to be essential to the approval of the application, for example, new indications, dosages or strengths of an existing drug. This three-year exclusivity covers only the conditions of use associated with the new clinical investigations and does not prohibit the FDA from approving follow-on applications for drugs containing the original active agent. If there is no listed patent in the Orange Book, there may not be a Paragraph IV certification, and, thus, no ANDA or 505(b)(2) NDA may be filed before the expiration of the exclusivity period. Five-year and three-year exclusivity also will not delay the submission or approval of a traditional NDA filed under Section 505(b)(1) of the FDCA. However, an applicant submitting a traditional NDA would be required to either conduct or obtain a right of reference to all of the preclinical studies and adequate and well-controlled clinical trials necessary to demonstrate safety and effectiveness.

Patent Term Restoration

Depending upon the timing, duration and specifics of FDA approval of the use of our therapeutic candidates, some of our U.S. patents may be eligible for limited patent term extension under the Hatch-Waxman Act. The Hatch-Waxman Act permits a patent restoration term of up to five years as compensation for any patent term lost during product development and the FDA regulatory review process. However, patent term restoration cannot extend the remaining term of a patent beyond a total of 14 years from the product’s approval date. The patent term restoration period is generally one-half the time between the effective date of an IND and the submission date of an NDA, plus the time between the submission date of an NDA and the approval of that application. Only one patent applicable to an approved drug is eligible for the extension and the application for extension must be made prior to the expiration of the patent. The United States Patent and Trademark Office (“USPTO”), in consultation with the FDA, reviews and approves the application for any patent term extension or restoration. In the future, we intend to apply for restorations of patent term for some of our currently owned or licensed patents to add patent life beyond their current expiration date, depending on the expected length of clinical trials and other factors involved in the submission of the relevant NDA.

Manufacturing

Overall, management believes the manufacturing process established by the prior sponsor of our ibezapolstat development program is efficient with cost of goods sold expected to be less than 5% of a preliminary range of proposed sales price estimates.

Thus far, ibezapolstat drug substance (“DS”) has been manufactured successfully in both 1 kg and 9 kg batches, with 9 kg batches considered to be at commercial scale. We anticipate that the commercial batch size upon completion of the clinical development program and submission of a New Drug Application (“NDA”) will be 10 kg to 15 kg which in our estimation will further reduce our cost of goods. The 9kg batch was sufficient to support the Phase 1 and Phase 2 clinical trial needs. No material issues were noted in the manufacture of either the 1 kg or 9 kg batches of ibezapolstat to date with 36-month stability very good and well within acceptable FDA standards. Additionally, we can extrapolate to 48-months stability per FDA Manufacturing Guidance in advance of a 48-month pull point to occur in the first half of 2024.

Ibezapolstat drug product (“DP”), 150mg capsules, has been manufactured and used in the Phase 1 and Phase 2 clinical trials. Thirty-six months stability data on capsules show no significant changes in the key quality attributes and no discernable data trends at any of the storage conditions. A minimum of 24-months shelf-life is anticipated. Through our outside manufacturing vendors, we will continue to monitor the stability of DS and DP on an ongoing basis as we continue to advance the clinical development program.

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

Antibiotics provide advantages over the use of antibodies, microbiologics, and vaccines. Antibodies are generally only administered in combination with an antibiotic. Due to high costs and the inability to use antibodies as a first-line treatment, antibodies have gained limited commercial traction and there has only been one antibody treatment for CDI approved to date. As of the date of this Form 10-K, there are currently two microbiologics that have been approved for marketing. Safety is a concern with microbiologics, and this course of treatment is only recommended for patients with multiple recurrences of CDI who have failed appropriate antibiotic treatments. There are also several vaccines against C. difficile reportedly in late-stage development, but none are currently approved. A vaccine is only likely to be commercially viable as a prevention of recurrent CDI in high-risk patients, if such patients can be identified. Additionally, large numbers of patients are required for clinical trials of vaccines, which could significantly delay the clinical development process for and eventual release of any CDI vaccine products currently in development.

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

We estimate that, if approved with clinical data consistent with current data generated to date, ibezapolstat could capture over 40% of the CDI market in peak year sales based on the incidence rates noted above. At a preliminary price estimate of $3,000 to $3,500 per full course of treatment, this projects out to estimated peak year sales of over $1 billion per year in the U.S. alone. The peak market penetration of 40% assumes that there will be at least two treatment options available to treat CDI in addition to ibezapolstat even though only two antibiotics are currently recommended for the treatment of CDI and oral vancomycin has vulnerabilities with its 20%-40% reinfection rate and poor impact on patients’ microbiome. The selling price estimate of $3,000 to $3,500 is considered by management to be conservative as it is well below the price point of fidaxomicin, the most-recent approval in treating CDI which we believe is between $4,500 and $5,000 for a full course of treatment.

Management believes that this market opportunity is substantial and provides significant upside potential for those investing at this early stage of development. We believe the size of the market and relatively few treatment options available will drive our market capitalization and availability of financing alternatives as it completes Phase 2 clinical trials successfully.

Acurx

C. *difficile* Infection: Large Growing Market

Global Market: Current and Forecast (2023 – 2032)*

C. difficile Infection; 8 Major Markets; US dollars

2023 TOTAL $1.5bil

2032 TOTAL $2.3bil

ExUS
Total
$820
China, $192
United States, $731
Japan, $289
UK, $43
Spain, $39
Italy, $56
France, $78
Germany, $123

ExUS
Total
$1,173
China, $348
United States, $1,155
Japan, $455
UK, $73
Spain, $68
Italy, $98
France, $131
Germany, $206

Ibezapolstat positioned to become first-line treatment for CDI if approved

* *Clostridium* Difficile Infection (CDI) -Market Outlook, Epidemiology, Competitive landscape, and Market Forecast; 2022 to 2032; Thelansis, June 2023

8

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

The competition for ibezapolstat include the following:

●	Several pharmaceutical companies have established themselves in the market for the treatment of CDI and several other companies are developing investigational antibiotics for the treatment of CDI. We expect these products, if approved, will compete with ibezapolstat;
●	Current antibiotic treatments used for patients with CDI include broad spectrum antibiotics like vancomycin and metronidazole, both of which are available in generic form in the U.S. Generic antibiotics typically are sold at lower prices than branded and currently marketed antibiotics and generally are preferred by managed care providers of health services although we believe we price competitively compared to any currently marketed branded or generic antibiotic to treat patients with CDI based on low cost of goods to manufacture ibezapolstat. Further pricing strategy will follow completion of our clinical development program;
●	Fidaxomicin (Dificid® in the U.S., Dificlir™ in Europe) is approved for the treatment of CDI in the U.S. and Europe. Fidaxomicin was originally developed by Optimer Pharmaceuticals, Inc., which was later acquired by Cubist Pharmaceuticals, Inc. (“Cubist”). Cubist was then acquired by Merck & Co., Inc. (“Merck”) in 2015;
●	A number of other approaches for the treatment of CDI are in development or have been approved as follows:
●	Merck developed a monoclonal antibody, bezlotoxumab, and obtained FDA approval for it in 2016 and EMA approval in 2016. This antibody neutralizes certain toxins that are produced by C. difficile bacteria and would be an adjunctive therapy to antibiotics.
●	Fecal biotherapy aims to recolonize the bacteria that comprise the natural gut flora and, according to the 2017 IDSA Guidelines would be used for patients with multiple recurrences of CDI who have failed to resolve their infection despite treatment attempts with antibiotic agents targeting CDI. Finch Therapeutics recently failed with CP101, its lead therapeutic targeting patients with multiple recurrences of CDI using donor derived stool samples in an oral formulation, to our understanding, and in January 2023 discontinued its Ph3 clinical trial in this area.
●	Fecal biotherapy approaches in development include SER-109 (“VOWST”), which has now been FDA approved and marketed by Seres Therapeutics, Inc., is an oral microbiome therapeutic for the prevention of recurrent C. difficile infection in adults with multiply recurrent CDI only after antibiotic therapy is administered. The FDA granted SER-109 both Breakthrough Therapy and Orphan Drug designations. Although VOWST was recently introduced to the market, we believe its penetration has been lower than expected and the price point is high at approximately $17,500 per full course of treatment.
●	Rebyota® (fecal microbiota, live-jslm) was recently approved by FDA, and marketed by Ferring Pharmaceuticals, is a fecal microbiota product which is prepared from stool donated by qualified individuals and delivered via enema for the prevention of recurrent Clostridioides difficile infection (rCDI) in adults. This would only be used after a standard antibiotic therapy in patients with mild-to-moderate CDI, and we believe the price point is approximately $12,500 per full course of therapy.
●	CRS3123 (Crestone Inc) is a novel small molecule that selectively inhibits methionyl-tRNA synthetase of C. difficile and is reported on clinicaltrials.gov as recruiting in a Phase 2 clinical trial with a primary completion date that was targeted for December 2021 but is listed as currently ongoing on the Crestone website.

●	MGB-BP-3 (MGB Biopharma) is a novel synthetic polyamide active against Gram-positive pathogens and binds to the minor groove of DNA. MGB announced that it has completed a dose-ranging Phase 2 clinical trial in 2020 but there are no indications publicly that MGB BioPharma has commenced Ph3.
●	No new antibiotics in clinical development have shown improvement in either initial clinical cure (“ICR”) or sustained clinical response (“SCR”) in comparison to currently marketed antibiotics. The data in the chart below constitute comparisons of data from prior clinical trials published in scientific journals for each listed antibiotic or antibiotic candidate and does not incorporate data, if any, from any control arm(s) that may be or may have been required to seek and obtain FDA approval. The data listed for ibezapolstat are from the Phase 2a clinical trial where no comparator agent was used. The only comparative data for ibezapolstat in clinical trials currently relate only to comparisons of the impact on the microbiome for ibezapolstat and vancomycin but do not compare clinical cure rates. All data presented is based on identical clinical endpoints used for ICR and SCR.

Competitive Strengths

We attribute our success to the following competitive strengths:

(i)	We have a novel mechanism of action which we believe will be highly advantageous given the continuing rate of recurrent CDI with currently available treatment options and the rising prevalence of antimicrobial resistance;
(ii)	Since ibezapolstat’s molecular structure and mechanism of action are unrelated to any other antimicrobial chemical class, its use is not expected to foster the emergence of bacteria that are resistant to other classes of antibiotics;
(iii)	The Phase 1 Trial showed highly selective activity against C. difficile bacteria with minimal disruption to the gut flora as it is poorly soluble which has been corroborated by the data from the microbiome analysis;

(iv)	The Phase 2a clinical trial data demonstrated a 100% cure rate at end of treatment and 100% sustained clinical response, in each case, in the ten patients who were enrolled and was terminated early based on the recommendation of our SAB based on the efficacy data and safety and tolerability profile;
(v)	Microbiome data from Phase 2a trial patients demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, both during and after treatment. Significantly, emerging data show an increased concentration of secondary bile acids which is known to correlate with a low risk of reinfection. Moreover, a decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids provides more scientific evidence suggesting recurrences may be very low in future trials. The Phase 2b trial demonstrated positive comparative microbiome data where ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species believed to confer health benefits including to prevent recurrence of CDI.
(vi)	To date, ibezapolstat has shown an excellent human safety profile;
(vii)	Our designation by the FDA of Qualified Infectious Disease (QIDP) status and Fast Track designation provides significant benefits to our development of ibezapolstat. We have significant existing patent coverage in the world’s largest pharmaceutical markets (U.S., Europe, Japan and Canada) extending to September 2030 in the United States and September 2030 in foreign markets. There is also the possibility to extend those patents thereafter;
(viii)	We have a simple and low-cost process of manufacturing which is expected to yield cost of goods of less than 5% of the anticipated retail price; and
(ix)	We successfully completed the Phase 2b clinical trial in the fourth quarter of 2023. The Phase 2b trial was originally designed to be a non-inferiority (NI) trial and later amended to include an interim efficacy analysis with review by an Independent Data Monitoring Committee (IDMC). The decision to end the trial early based on blinded clinical observations obviated the need for an interim analysis, IDMC review, and NI assessment. We determined, in consultation with our clinical and statistical experts, that presenting clinical cure rates for the primary efficacy endpoint is the most appropriate representation for the clinical activity of ibezapolstat in treating CDI.
(x)	The overall observed Clinical Cure rate in the combined Phase 2 trials in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Ibezapolstat was well-tolerated, with three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. There were no drug-related treatment withdrawals or no drug-related serious adverse events, or other safety findings of concern. In the Phase 2b vancomycin control arm, 14 out of 14 patients experienced clinical cure. We believe that based on the pooled Phase 2 ibezapolstat clinical cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials in accordance with the applicable FDA Guidance for Industry (October, 2022).
(xi)	We announced the sustained clinical cure data in December 2023 and the cumulative EOT and SCC data are summarized below:

(xii)	On January 17, 2024, we announced positive microbiology and microbiome comparative data to vancomycin from the Phase 2b trial. Ibezapolstat outperformed vancomycin showing eradication of fecal C. difficile at Day 3 of treatment in 15 of 16 treated patients (94%), versus vancomycin which had eradication of C. difficile in 10 of 14 treated patients (71%). Ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species believed to confer health benefits including to prevent recurrent of CDI.

Intellectual Property and Market Exclusivity

We have a U.S. patent (U.S. Patent Numbers 8,796,292), with claims that cover ibezapolstat that expires in September 2030. We believe this patent is important because it has composition claims for ibezapolstat, in addition to claims that cover other disubstituted purine compounds, compositions, and methods of inhibiting bacterial growth. This patent may be subject to extension subject to certain circumstances.

For ibezapolstat, we also have one composition-of-matter patent in each of Europe, Japan and Canada. All of these non-U.S. patents expire in September 2030, subject to extension under certain circumstances.

In addition, we have filed two provisional patent applications and an international patent application in 2023 covering methods and compositions for promoting microbiome health and for achieving and/or maintaining healthy proportions of gut microflora. We also filed foreign applications in 2023 in Australia, Canada, China, Europe, Israel, Japan, Mexico, New Zealand and Singapore covering methods of treating C. difficile infection and preventing recurrence while simultaneously promoting microbiome health.

We believe the commercial opportunity for ibezapolstat is best protected by regulatory exclusivity in the U.S. that has been made available for new chemical entities (five years) and QIDP designated products (five years).

The FDA has granted QIDP status for the oral use of ibezapolstat to treat CDI. QIDP status is provided by the FDA under the GAIN Act and provides incentives for us as the sponsor of the ibezapolstat development program, including FDA priority review for the first application submitted for the QIDP, eligibility for “fast track” status and extension of statutory exclusivity periods in the U.S. for an additional five years upon FDA approval of ibezapolstat for the treatment of CDI. In January 2019, the FDA approved “fast track” designation for ibezapolstat for the oral treatment of CDI. Accordingly, we will have 10 years of regulatory exclusivity on the oral use of ibezapolstat to treat CDI from the date of FDA marketing approval. For geographies outside the U.S., we believe the following regulatory exclusivity is available: EU and UK: 8-years data exclusivity; plus 2 additional years of marketing exclusivity plus 1 year for additional indication (e.g., pediatric use); Japan: 8-years post-approval data exclusivity period for NCE; Canada: 8-years data exclusivity plus 6 months extension for pediatric use.

We believe the patent and regulatory coverage already in place provides strong protection for the commercialization of ibezapolstat and we will continue to consider additional patent submissions as we review available pre-clinical and clinical data as it becomes available throughout the development program.

We have obtained three U.S. patents and one Israeli patent on ACX-375C, our second antibiotic program, and have a fourth U.S. patent application and multiple foreign applications pending for ACX-375C. Our three U.S. patents and Israeli patent on ACX-375C include composition-of-matter, surface coating, and method of use claims. Absent any patent extensions, these patents will expire in December 2039. We anticipate that the patent protection will be further supported by regulatory exclusivity available to new classes of antibiotics treating life-threatening infections (QIDP Designation by FDA – 5 years) and New Chemical Entity Designation (5 years). We anticipate filing for and receiving QIDP Designation as well as “Fast Track” with FDA in the next 24 months for ACX-375C, both of which designations have been granted by FDA for ibezapolstat, our lead antibiotic program.

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

EU Pull Incentives.  Given the adoption of pull incentives for certain critical antibiotics adopted in the U.K. and under consideration in the U.S., the EU currently is considering adopting certain pull incentives specifically to incentivize sponsors of key antibiotic development programs in the EU. The EU also is considering the creation and funding of a new regulatory organization similar to the Biomedical Advanced Research and Development Authority (“BARDA”), which is a division of the HHS which, among other things, is responsible to protect the U.S. against pandemic threats.

Pipeline Products

A series of novel antibacterial molecules derived from ACX-375C appear to share the same mechanism of action with ibezapolstat, i.e. they inhibit the pol IIIC enzyme in certain Gram-positive bacterial cells including both sensitive and resistant C. difficile, MRSA, vancomycin resistant Enterococcus, PRSP and other resistant bacteria. Further characterization and testing of these molecules are ongoing.

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

We have pioneered the clinical development of a pol IIIC inhibitor as a clinically valid bacterial target. Ibezapolstat cured 10 of 10 (100%) patients after 10-days treatment with no recurrences during the 30-day follow up period in a Phase 2a trial for C. difficile infection (CDI). Gut microbiome analyses further showed that potentially beneficial bacterial species are selectively preserved in CDI patients during treatment with ibezapolstat; the pol IIIC Mechanism-of-Action (MOA) suggests that this is a class effect.

We are also developing a systemic pol IIIC Gram-positive selective spectrum (GPSS) oral and IV antibiotic. The initial hit ACX 375C is pan-active against wild-type and drug-resistant Gram-positive bacteria (e.g., MRSA, VRE and PRSP). We have synthesized and tested >600 novel analogs targeting pol IIIC. To date, 20 novel compounds with MIC values ≤1 μg/mL for both MRSA and VRE have been identified (see Table below).

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

Spontaneous resistance frequency is low (<3.17x10-9 and <1.30x10-9 for MRSA and VRE, respectively, at 4xMIC), and there is no cross-resistance with other antibiotics. We are studying potential MOR (Mechanism of Resistance) to pol IIIC inhibitors using whole genome sequencing.

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

The initial clinical indication is targeting gram-positive acute bacterial skin and skin structure infections (“ABSSSI”); subsequent trials may target confirmed Gram-positive infections for hospital-acquired bacterial pneumonia (“HABP”), bloodstream infections/endocarditis, diabetic foot infections, and/or osteomyelitis. ABSSSI is an ideal clinical indication for a pan active gram-positive drug since the clinical end points, comparators, and execution are well established.

These bacterial targets (MRSA, VRE and PRSP) involve an incidence of approximately six million patients per year in the U.S. alone. Based on a review of other antibiotics currently marketed to treat these bacterial infections, our early estimate of peak year sales potential is 4% to 5% of this annual incidence and a peak year sales potential of approximately $1 billion.

The priority lead indication and dosage form is for oral treatment of bacterial infections caused by MSSA and MRSA, which is the leading cause of hospital based bacterial infections in the U.S.

Patents extend out to FYE 2039; Eligible for FDA QIDP / Fast Track Designations which provide 10 years of regulatory exclusivity in U.S. and other regulatory exclusivity periods Ex-US.

Employees and Human Capital Resources

As of March 15, 2024, we had four full-time employees. Of these employees, one was engaged in research and development activities for a portion of his time. Substantially all of our employees are based in Staten Island, New York. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include the following:

●	We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
●	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are reliant on the success of our lead product candidate, ibezapolstat, which we are developing for the treatment of CDI. If we are unable to commercialize ibezapolstat, or experience significant delays in doing so, our business will be materially harmed.
●	If serious adverse or inappropriate side effects are identified during the development of ibezapolstat or any other product candidate, we may need to abandon or limit our development of that product candidate.
●	Ibezapolstat or our other product candidates may never achieve sufficient market acceptance even if we obtain regulatory approval.
●	We are exposed to product liability, and non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.
●	Our current and future operations substantially depend on our management team and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.
●	Our failure to complete or meet key milestones relating to the development of our technologies and proposed products and formulations would significantly impair our financial condition.
●	We will compete with larger and better capitalized companies, and competitors in the drug development or pharmaceutical industries may develop competing products which outperform or supplant our proposed products.
●	A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially and adversely affect our business.
●	Global, market and economic conditions may negatively impact our business, financial condition and share price.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.
●	If clinical trials of our lead product candidate fail to demonstrate safety and efficacy to the satisfaction of the FDA, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of ibezapolstat or any other product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.
●	Risks associated with operating in foreign countries could materially adversely affect our product development should we elect to extend development outside the U.S.

●	Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing ibezapolstat or any other product candidate if and when such product candidates are approved.
●	We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If ultimate users of our product candidates are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve material revenues.
●	We may be involved in lawsuits to protect or enforce our patents.
●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	The price of our stock may be volatile, and you could lose all or part of your investment.
●	Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	We may fail to comply with evolving privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
●	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $14.6 million for the year ended December 31, 2023, and $12.1 million for the year ended December 31, 2022. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2023 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of December 31, 2023, we had approximately $7.5 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an “At-the-Market" offering (the “ATM Program”), pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the year ended December 31, 2023, we sold 698,121 shares of our common stock under the ATM Program, at a weighted-average price of $3.76 per share, raising $2.6 million of gross proceeds and net proceeds of $2.4 million after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $14.4 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds. We believe that, based upon our current operating plan, our existing capital resources, will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the year ended December 31, 2023. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funding will depend on financial, economic and market conditions and other factors, over which we may have no or limited control, including the conflict between Russia and Ukraine and the conflict in the Middle East between Israel and Hamas. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially and adversely affect our business.

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, CMOs and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic.

The spread of COVID-19 could also have adverse economic impacts to us. While the potential economic impact brought by, and the duration of, the COVID-19 pandemic, have been, and continue to be, difficult to assess or predict, the spread of COVID-19 has caused a broad impact globally.

Global, market and economic conditions may negatively impact our business, financial condition and share price.

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from the ongoing COVID-19 pandemic or political disruption such as the war between Ukraine and Russia and the conflict involving Israel and Hamas could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

Increases in inflation could raise our costs for commodities, labor, materials and services and other costs required to grow and operate our business, and failure to secure these on reasonable terms may adversely impact our financial condition. Additionally, increases in inflation, along with the uncertainties surrounding geopolitical developments and global supply chain disruptions, have caused, and may in the future cause, global economic uncertainty and uncertainty about the interest rate environment. A failure to adequately respond to these risks could have a material adverse impact on our financial condition, results of operations or cash flows. In response to high levels of inflation and recession fears, the U.S. Federal Reserve, the European Central Bank, and the Bank of England have raised, and may continue to raise, interest rates and implement fiscal policy interventions. Even if these interventions lower inflation, they may also reduce economic growth rates, create a recession, and have other similar effects.

The U.S. debt ceiling and budget deficit concerns have increased the possibility of credit-rating downgrades and economic slowdowns, or a recession in the U.S. Although U.S. lawmakers have previously passed legislation to raise the federal debt ceiling on multiple occasions, there is a history of ratings agencies lowering or threatening to lower the long-term sovereign credit rating on the United States given such uncertainty. On August 1, 2023, Fitch Ratings downgraded the U.S.’s long-term foreign currency issuer default rating to AA+ from AAA as a result of these repeated debt ceiling and budget deficit concerns. The impact of this or any further downgrades to the U.S. government’s sovereign credit rating or its perceived creditworthiness could adversely affect the U.S. and global financial markets and economic conditions.

If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation, or FDIC, will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the current global situation resulting from the COVID-19 pandemic, the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

Climate change or legal, regulatory or market measures to address climate change may negatively affect our business, results of operations, cash flows and prospects.

We believe that climate change has the potential to negatively affect our business and results of operations, cash flows and prospects. We are exposed to physical risks (such as extreme weather conditions or rising sea levels), risks in transitioning to a low-carbon economy (such as additional legal or regulatory requirements, changes in technology, market risk and reputational risk) and social and human effects (such as population dislocations and harm to health and well-being) associated with climate change. These risks can be either acute (short-term) or chronic (long-term).

The adverse impacts of climate change include increased frequency and severity of natural disasters and extreme weather events such as hurricanes, tornados, wildfires (exacerbated by drought), flooding, and extreme heat. Extreme weather and sea-level rise pose physical risks to our facilities as well as those of our suppliers. Such risks include losses incurred as a result of physical damage to facilities, loss or spoilage of inventory, and business interruption caused by such natural disasters and extreme weather events. Other potential physical impacts due to climate change include reduced access to high-quality water in certain regions and the loss of biodiversity, which could impact future product development. These risks could disrupt our operations and supply chains, which may result in increased costs.

New legal or regulatory requirements may be enacted to prevent, mitigate, or adapt to the implications of a changing climate and its effects on the environment. These regulations, which may differ across jurisdictions, could result in us being subject to new or expanded carbon pricing or taxes, increased compliance costs, restrictions on greenhouse gas emissions, investment in new technologies, increased carbon disclosure and transparency, upgrade of facilities to meet new building codes, and the redesign of utility systems, which could increase our operating costs, including the cost of electricity and energy used by us. Our supply chain would likely be subject to these same transitional risks and would likely pass along any increased costs to us.

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

Our product development costs will increase if we experience delays in testing or marketing approvals. We do not know whether any preclinical tests or clinical trials will begin as planned, will need to be restructured or will be completed on schedule, or at all. Significant preclinical study or clinical trial delays also could shorten any periods during which we may have the exclusive right to commercialize our product candidates or allow our competitors to bring products to market before we do and impair our ability to successfully commercialize our product candidates and may harm our business and results of operations.

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

We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.

Our product candidates are subject to extensive governmental regulations relating to, among other things, research, testing, development, manufacturing, quality, safety, efficacy, approval, recordkeeping, reporting, labeling, storage, packaging, advertising and promotion, pricing, marketing and distribution of drugs. Rigorous preclinical studies and clinical trials, and an extensive regulatory approval process are required to be successfully completed in the United States and in many foreign jurisdictions before a new drug can be marketed. Satisfaction of these and other regulatory requirements is costly, time consuming, uncertain, and subject to a continuously evolving regulatory environment and unanticipated delays. It is possible that none of the product candidates we may develop will obtain the regulatory approvals necessary for us or our collaborators to begin selling them.

The time required to obtain FDA and other approvals is unpredictable but typically takes many years following the commencement of clinical trials, depending upon the type, complexity and novelty of the product candidate. The standards that the FDA and its foreign counterparts use when regulating companies such as ours are not always applied predictably or uniformly and can change. Any analysis we perform of data from chemistry, manufacturing and controls, preclinical and clinical activities is subject to confirmation and interpretation by regulatory authorities, which could delay, limit or prevent regulatory approval. We may also encounter unexpected delays or increased costs due to new government regulations, for example, from future legislation or administrative action, or from changes in FDA policy during the period of product development, clinical trials and FDA regulatory review. It is impossible to predict whether legislative changes will be enacted, or whether FDA or foreign regulations, guidance or interpretations will be changed, or what the impact of such changes, if any, may be.

Any delay or failure in obtaining required approvals could adversely affect our ability to generate revenues from the particular product candidate for which we are seeking approval. Furthermore, any regulatory approval to market a product may be subject to limitations on the approved uses for which we may market the product or the labeling or other restrictions. In addition, the FDA has the authority to require a risk evaluation and mitigation strategy (“REMS”) as a condition of approval, which may impose further requirements or restrictions on the distribution or safe use of an approved drug, such as limiting prescribing rights to certain physicians or medical centers that have undergone specialized training, limiting treatment to patients as specially defined by the indication statement or who meet certain safe-use criteria, and requiring treated patients to enroll in a registry, among other requirements. These limitations and restrictions may limit the size of the market for the product and affect reimbursement by third-party payors.

We are also subject to numerous foreign regulatory requirements governing, among other things, the conduct of clinical trials, manufacturing and marketing authorization, pricing and payment. The foreign regulatory approval process varies among countries and may include all of the risks associated with FDA approval described above, as well as risks attributable to the satisfaction of local regulations in foreign jurisdictions. Approval by the FDA does not ensure approval by comparable regulatory authorities outside of the United States and vice versa.

Even if we obtain regulatory approvals, our marketed drugs will be subject to ongoing regulatory oversight. If we or our collaborators or contractors fail to comply with continuing U.S. and foreign requirements, our approvals, if obtained, could be limited or withdrawn, we could be subject to other penalties, and our business would be seriously harmed.

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and safety data that are reported after our drug products are made commercially available. This would include results from any post-marketing studies or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued maintenance of our marketing application, compliance with cGMP requirements and quality oversight, compliance with post-marketing commitments, and compliance with GCP for any clinical trials that we conduct post-approval. Failure to comply with these requirements could result in warning or untitled letters, criminal or civil penalties, recalls, or product withdrawals. In addition, we are conducting our clinical trials and we intend to seek approval to market our product candidates in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

The FDA has significant post-market authority, including, for example, the authority to require labeling changes based on new safety information and to require post-market studies or clinical trials for a variety of reasons. The FDA also has the authority to require a REMS plan after approval, which may impose further requirements or restrictions on the distribution or use of an approved drug.

We, our CMOs, and the manufacturing facilities we use to make our product candidates will also be subject to ongoing assessment of product quality, compliance with cGMP, and periodic inspection by the FDA and potentially other regulatory agencies. We or our CMOs may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We and our CMOs currently manufacture a limited supply of clinical trial materials. Reliance on CMOs entails risks to which we would not be subject if we manufactured all of our material ourselves, including reliance on the CMO for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

If we or our collaborators, manufacturers or service providers fail to comply with applicable continuing regulatory requirements in the United States or foreign jurisdictions in which we may seek to market our products, we or they may be subject to, among other things, fines, warning letters, holds on clinical trials, refusal by the FDA or comparable foreign regulatory authorities to approve pending applications or supplements to approved applications, suspension or withdrawal of regulatory approval, product recalls and seizures, refusal to permit the import or export of products, operating restrictions, injunction, consent decree, civil penalties and criminal prosecution.

Our product candidates for which we obtain approval may face competition sooner than anticipated.

Even if we are successful in achieving regulatory approval to commercialize a product candidate ahead of our competitors, our future pharmaceutical products may face direct competition from generic and other follow-on drug products. Any of our product candidates that may achieve regulatory approval in the future may face competition from generic products earlier or more aggressively than anticipated, depending upon how well such approved products perform in the U.S. prescription drug market. Our ability to compete may also be affected in many cases by insurers or other third-party payors seeking to encourage the use of generic products.

The Hatch-Waxman Amendments to the FDCA authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to ANDAs, and also created the Section 505(b)(2) NDA pathway. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug and must demonstrate to the FDA that the generic drug product is identical to the RLD with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the reference listed drug. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Such products, if approved and depending upon the scope of the changes made to the reference drug, may also compete with any product candidates for which we receive approval.

The FDA is prohibited by statute from approving an ANDA or 505(b)(2) NDA when certain marketing or data exclusivity protections apply to the reference listed drug. However, if any competitor or third party is able to demonstrate bioequivalence without infringing our patents, then such competitor or third party may then be able to gain approval of an ANDA and introduce a competing generic product onto the market.

Furthermore, the CREATES Act established a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish necessary samples of an RLD on “commercially reasonable, market-based terms.” If generic developers request samples of any product candidates for which we receive marketing approval in order to conduct comparative testing to support one or more ANDAs for a generic version of our products, and we refuse any such request, we may be subject to litigation under the CREATES Act. Although lawsuits have been filed under the CREATES Act since its enactment, those lawsuits have settled privately; therefore, to date, no federal court has reviewed or opined on the statutory language and there continues to be uncertainty regarding the scope and application of the law.

We cannot predict the interest of potential follow-on competitors or how quickly others may seek to come to market with competing products, whether approved as a direct ANDA competitor or as a Section 505(b)(2) NDA referencing one of our future product candidates. If the FDA approves generic versions of any of our products in the future, should they be approved for commercial marketing, such competitive products may be able to immediately compete with us in each indication for which our product has received approval, which could negatively impact our future revenue, profitability and cash flows and substantially limit our ability to obtain a return on our investments.

Risks associated with operating in foreign countries could materially adversely affect our product development should we elect to extend development outside the U.S.

Should we elect to extend development outside the U.S., we may be subject to risks related to operating in foreign countries. Risks associated with conducting operations in foreign countries include:

•

differing regulatory requirements for drug approvals and regulation of approved drugs in foreign countries; more stringent privacy requirements for data to be supplied to our operations in the United States, e.g., GDPR in the EU;

•

unexpected changes in tariffs, trade barriers and regulatory requirements; economic weakness, including inflation, or political instability in particular foreign economies and markets; compliance with tax, employment, immigration and labor laws for employees living or traveling abroad; foreign taxes, including withholding of payroll taxes;

•	differing payor reimbursement regimes, governmental payors or patient self-pay systems and price controls;
•	foreign currency fluctuations, which could result in increased operating expenses or reduced revenues, and other obligations incident to doing business or operating in another country;
•	workforce uncertainty in countries where labor unrest is more common than in the United States;
•

continued uncertainties related to the withdrawal of the UK from the EU (known as “Brexit”) and its financial, trade, regulatory and legal implications, which could lead to legal uncertainty and potentially divergent national laws and regulations as the UK determines which EU laws to replace or replicate, and which may further create global economic uncertainty, which could materially adversely affect our business, business opportunities, results of operations, financial condition, and cash flows;

•	production shortages resulting from any events affecting raw material supply or manufacturing capabilities abroad, including those that may result from the recent coronavirus outbreak; and
•	business interruptions resulting from geopolitical actions, including war and terrorism.

Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.

Legislative and regulatory actions affecting government prescription drug procurement and reimbursement programs occur relatively frequently. In the U.S., the Patient Protection and Affordable Care Act (the “ACA”) was enacted in 2010 to expand healthcare coverage. Since then, numerous efforts have been made to repeal, amend or administratively limit the ACA in whole or in part. With regard to biopharmaceutical products, the ACA, among other things, addressed a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, increased the minimum Medicaid rebates owed by manufacturers under the Medicaid Drug Rebate Program and extended the rebate program to individuals enrolled in Medicaid managed care organizations, established annual fees on manufacturers of certain branded prescription drugs, and created a new Medicare Part D coverage gap discount program. We expect that future changes or additions to the ACA, the Medicare and Medicaid programs, and changes stemming from other healthcare reform measures, especially with regard to healthcare access, financing or other legislation in individual states, could have a material adverse effect on the healthcare industry in the United States. Complying with any new legislation or reversing changes implemented under the ACA could be time-intensive and expensive, resulting in a material adverse effect on our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we otherwise may have obtained and we may not achieve or sustain profitability, which would adversely affect our business, prospects, financial condition and results of operations.

Additionally, on December 20, 2019, the Further Consolidated Appropriations Act for 2020 was signed into law (P.L. 116-94) and includes a piece of bipartisan legislation called the Creating and Restoring Equal Access to Equivalent Samples Act of 2019 (the “CREATES Act”). The CREATES Act aims to address the concern articulated by both the FDA and others in the industry that some brand manufacturers have improperly restricted the distribution of their products, including by invoking the existence of a REMS for certain products, to deny generic product developers access to samples of brand products. Because generic product developers need samples of a reference listed drug, to conduct certain comparative testing required by the FDA, some have attributed the inability to timely obtain samples as a cause of delay in the entry of generic products. To remedy this concern, the CREATES Act establishes a private cause of action that permits a generic product developer to sue the brand manufacturer to compel it to furnish the necessary samples on “commercially reasonable, market-based terms.” Whether and how generic product developments will use this new pathway, as well as the likely outcome of any legal challenges to provisions of the CREATES Act, remain highly uncertain and its potential effects on any of our future commercial products are unknown.

For a drug product to receive federal reimbursement under the Medicaid or Medicare Part B programs or to be sold directly to U.S. government agencies, the manufacturer must extend discounts to entities eligible to participate in the 340B Drug Pricing Program. The maximum amount that a manufacturer may charge a 340B covered entity for a given product is the average manufacturer price (“AMP”), reduced by the rebate amount paid by the manufacturer to Medicaid for each unit of that product. As of 2010, the ACA expanded the types of entities eligible to receive discounted 340B pricing, although, under the current state of the law, with the exception of children’s hospitals, these newly eligible entities will not be eligible to receive discounted 340B pricing on orphan drugs. In addition, as 340B drug pricing is determined based on AMP and Medicaid rebate data, the revisions to the Medicaid rebate formula and AMP definition described above could cause the required 340B discount to increase.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to CMS beginning on January 1, 2022, subject to enforcement via civil money penalties. The U.S. Department of Health and Human Services (“DHHS”) has also solicited feedback on various measures intended to lower drug prices and reduce the out-of-pocket costs of drugs and has implemented others under its existing authority.

In August 2022, President Biden signed into the law the Inflation Reduction Act of 2022 (the “IRA”). The IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

In addition, many states have proposed or enacted legislation that seeks to indirectly or directly regulate pharmaceutical drug pricing, such as by requiring biopharmaceutical manufacturers to publicly report proprietary pricing information or to place a maximum price ceiling on pharmaceutical products purchased by state agencies. For example, in recent years, several states have formed prescription drug affordability boards (“PDABs”). Much like the IRA’s drug price negotiation program, these PDABs have attempted to implement upper payment limits (“UPLs”) on drugs sold in their respective states in both public and commercial health plans. In August 2023, Colorado’s PDAB announced a list of five prescription drugs that would undergo an affordability review. The effects of these efforts remain uncertain pending the outcomes of several federal lawsuits challenging state authority to regulate prescription drug payment limits. In December 2020, the U.S. Supreme Court held unanimously that federal law does not preempt the states’ ability to regulate pharmaceutical benefit managers (“PBMs”) and other members of the healthcare and pharmaceutical supply chain, an important decision that may lead to further and more aggressive efforts by states in this area. The Federal Trade Commission (“FTC”) in mid-2022 also launched sweeping investigations into the practices of the PBM industry that could lead to additional federal and state legislative or regulatory proposals targeting such entities’ operations, pharmacy networks, or financial arrangements. Significant efforts to change the PBM industry as it currently exists in the U.S. may affect the entire pharmaceutical supply chain and the business of other stakeholders, including pharmaceutical product developers like us.

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

If ultimate users of our product candidates are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve material revenues.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, these factors include:

●	the commencement, enrollment, completion or results of our current Phase 2b clinical trial of ibezapolstat;

●	any delay in our regulatory filings for ibezapolstat or our future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays, suspensions or terminations in future preclinical studies or clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of ibezapolstat or any other product candidate or the failure of a regulatory authority to accept data from preclinical studies or clinical trials conducted in other countries;
●	changes in laws or regulations applicable to ibezapolstat or any other product candidate, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of ibezapolstat or any other product candidate;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in the structure of the healthcare payment systems;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political and economic conditions, many of which are beyond our control, such as military conflicts between Russia and Ukraine or Israel and Hamas, and
●	other events or factors, many of which are beyond our control.

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

Our officers, directors and their affiliates currently collectively own 4,577,599 shares of our common stock (on an as-converted basis) or approximately 27% of our outstanding shares of common stock (on an as-converted basis) as of December 31, 2023. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

General Risk Factors

The requirements of being a public company may strain our resources, divert management’s attention and affect our ability to attract and retain qualified board members.

As a public company, we are subject to the reporting requirements of the Exchange Act, the Sarbanes-Oxley Act, the Dodd-Frank Act, the listing requirements of Nasdaq and other applicable securities rules and regulations. Compliance with these rules and regulations has increased, and will likely continue to increase our legal and financial compliance costs, make some activities more difficult, time-consuming or costly, and place significant strain on our personnel, systems and resources. In addition, changing laws, regulations and standards relating to corporate governance and public disclosure are creating uncertainty for public companies, increasing legal and financial compliance costs and making some activities more time consuming. These laws, regulations and standards are subject to varying interpretations, in many cases due to their lack of specificity, and, as a result, their application in practice may evolve over time. This could result in continuing uncertainty regarding compliance matters, higher administrative expenses and a diversion of management’s time and attention. Further, if our compliance efforts differ from the activities intended by regulatory or governing bodies due to ambiguities related to practice, regulatory authorities may initiate legal proceedings against us and our business may be harmed. Being a public company that is subject to these rules and regulations also make it more expensive for us to obtain and retain director and officer liability insurance and we may in the future be required to accept reduced coverage or incur substantially higher costs to obtain or retain adequate coverage. These factors could also make it more difficult for us to attract and retain qualified members of our board of directors and qualified executive officers.

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

The costs related to significant security breaches or disruptions could be material and could exceed the limits of the cybersecurity insurance we maintain, if any, against such risks. If the information technology systems of our third-party vendors and other contractors and consultants become subject to disruptions or security breaches, we may have insufficient recourse against such third parties and may have to expend significant resources to mitigate the impact of such an event, and to develop and implement protections to prevent future events of this nature from occurring.

We cannot assure you that our data protection efforts will prevent significant breakdowns, data leakages, breaches in our systems, or those of our third-party vendors and other contractors and consultants, or other cyber incidents that could have a material adverse effect upon our reputation, business, operations, or financial condition. For example, if such an event were to occur and cause interruptions in our operations, or those of our third-party vendors and other contractors and consultants, it could result in a material disruption of our programs and the development of our services and technologies could be delayed. Furthermore, significant disruptions of our internal information technology systems or those of our third-party vendors and other contractors and consultants, or security breaches could result in the loss, misappropriation, and/or unauthorized access, use, or disclosure of, or the prevention of access to, confidential information (including trade secrets or other intellectual property, proprietary business information, and personal information), which could result in financial, legal, business, and reputational harm to us. For instance, any such event that leads to unauthorized access, use, or disclosure of personal information, including personal information regarding our customers or employees, could harm our reputation directly, compel us to comply with federal and/or state breach notification laws and foreign law equivalents, subject us to mandatory corrective action, and otherwise subject us to liability under laws and regulations that protect the privacy and security of personal information, which could result in significant legal and financial exposure and reputational damages that could potentially have an adverse effect on our business.

Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen.

Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under domestic or foreign privacy, data protection and data security laws such as HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and penalties. Notice of certain security breaches must be made to affected individuals, the Secretary of HHS, and for extensive breaches, notice may need to be made to the media or state attorneys general. Such notice could harm our reputation and our ability to compete. Although we have implemented security measures, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, conduct research and development activities, collect, process and prepare company financial information, and manage the administrative aspects of our business.

Penalties for violations of these laws vary. For instance, penalties for failure to comply with a requirement of HIPAA and HITECH vary significantly, and include significant civil monetary penalties and, in certain circumstances, criminal penalties with fines up to $250,000 per violation and/or imprisonment. A person who knowingly obtains or discloses individually identifiable health information in violation of HIPAA may face a criminal penalty of up to $50,000 and up to one-year imprisonment. The criminal penalties increase if the wrongful conduct involves false pretenses or the intent to sell, transfer or use identifiable health information for commercial advantage, personal gain or malicious harm.

Further, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state afford greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, the CCPA allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures. The interplay of federal and state laws may be subject to varying interpretations by courts and government agencies, creating complex compliance issues for us and data we receive, use and share, potentially exposing us to additional expense, adverse publicity and liability. Further, as regulatory focus on privacy issues continues to increase and laws and regulations concerning the protection of personal information expand and become more complex, these potential risks to our business could intensify. Changes in laws or regulations associated with the enhanced protection of certain types of sensitive data, for the treatment of genetic data, along with increased customer demands for enhanced data security infrastructure, could greatly increase our cost of providing our products, decrease demand for our products, reduce our revenues and/or subject us to additional liabilities.

We may fail to comply with evolving privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.

In California, the California Consumer Privacy Act (“CCPA”), which became effective in 2020, broadly defines personal information, gives California residents expanded individual privacy rights and protections and provides for civil penalties for violations and a private right of action for data breaches. Further, the California Privacy Rights Act (the “CPRA”), which became effective in 2023 and amends the CCPA, creates additional obligations with respect to processing and storing personal information. We will continue to monitor developments related to the CCPA and anticipate additional costs and expenses associated with CPRA compliance. While there is an exception for protected health information that is subject to HIPAA and clinical trial regulations, the CCPA may impact our business activities if we become a “Business” regulated by the CCPA. Unlike other state privacy laws, the CCPA also regulates personal information collected in a business to business and in human resources contexts. Further, there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how the law will be enforced.

In addition to the CCPA, broad consumer privacy laws recently went into effect in Virginia on January 1, 2023, in Colorado and Connecticut on July 1, 2023, and in Utah on December 31, 2023. New privacy laws will also become effective in Florida, Montana and Texas in 2024, in Tennessee and Iowa in 2025, and in Indiana in 2026 and numerous other states are considering new privacy laws. Furthermore, other U.S. states, such as New York, Massachusetts, and Utah have enacted stringent data security laws and numerous other states have proposed similar privacy laws.

New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with increasing concerns about individual privacy. The existence of comprehensive privacy laws in different states in the country will make our compliance obligations more complex and costly and may require us to modify our data processing practices and policies and to incur substantial costs and potential liability in an effort to comply with such legislation.

In the EU and the U.K., we may also face particular privacy, data security, and data protection risks in connection with requirements of EU’s General Data Protection Regulation (“GDPR”), the GDPR as it existed on December 31, 2020 but subject to certain U.K. specific amendments incorporated into U.K. law on January 1, 2021 under the U.K. GDPR and other data protection requirements. The GDPR applies to any company established in the EU as well as to those outside the EU if they collect and use personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. We currently conduct clinical trials and engage in regulatory and commercial operations in the European Economic Area (the “EEA”), and the U.K. As a result, we are subject to additional privacy laws, including the GDPR and U.K. GDPR, collectively referred to as GDPR. The GDPR imposes a broad range of data protection obligations on companies subject to the GDPR, including, for example, imposing obligations on companies around how they process personal data, stricter requirements relating to processing health and other sensitive data, ensuring there is a legal basis to justify the processing of personal data, stricter requirements relating to obtaining consent of individuals, expanded disclosures about how personal information is to be used, limitations on retention of information, mandatory data breach notification requirements, implementing safeguards to protect the security and confidentiality of personal data, taking certain measures on engagement with third parties, restrictions on transfers outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and has created onerous new obligations and liabilities on services providers or data processors. Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is higher. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual countries. Compliance with the GDPR will be a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with our European activities.

In addition, further to the U.K.’s exit from the EU on January 31, 2020, the GDPR ceased to apply in the U.K. at the end of the transition period on December 31, 2020. However, as of January 1, 2021, the U.K.’s European Union (Withdrawal) Act 2018 incorporated the U.K. GDPR into U.K. law. The U.K. GDPR and the U.K. Data Protection Act 2018 set out the U.K.’s data protection regime, which is independent from but, currently, aligned to the EU’s data protection regime. Non-compliance with the U.K. GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher. In addition, on June 28, 2021, the EC adopted an adequacy decision in respect of transfers of personal data to the U.K. for a four-year period (until June 27, 2025). Similarly, the U.K. has determined that it considers all of the EEA to be adequate for the purposes of data protection. This ensures that data flows between the U.K. and the EEA remain unaffected. The U.K. Government has also now introduced a Data Protection and Digital Information Bill (or the UK Bill) into the UK legislative process with the intention for this bill to reform the U.K.’s data protection regime following Brexit. If passed, the final version of the U.K. Bill may have the effect of further altering the similarities between the U.K. and EU data protection regime and threaten the U.K. Adequacy Decision from the EU Commission. This may lead to additional compliance costs and could increase our overall risk.

Over the past few years, the number of enforcement actions and the fines have both steadily increased. U.S. data privacy laws, such as the CCPA, and others that may be passed, similarly introduce requirements with respect to personal information, and non-compliance with the CCPA may result in liability through private actions (subject to defined statutory damages in the event of certain data breaches) and enforcement. Failure to comply with these current and future laws, policies, industry standards, or legal obligations or any security incident resulting in the unauthorized access to, corruption of, or acquisition, release, or transfer of personal information may result in government enforcement actions, litigation, fines, and penalties, or adverse publicity and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business and results of our operations. We continue to face uncertainty as to the exact interpretation of the new requirements on our trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

In particular, member states of the EEA, or the Member States, have implemented national laws which may partially deviate from the GDPR and impose different and more restrictive obligations from country to country, so that we do not expect to operate in a uniform legal landscape in the EU. Also, as it relates to processing and transfer of genetic data, the GDPR specifically allows the Member States to enact laws that impose additional and more specific requirements or restrictions, and European laws have historically differed quite substantially in this field, leading to additional uncertainty.

In addition, we must also ensure that we maintain adequate safeguards to enable the transfer of personal data outside of the EEA or the U.K., in particular to the U.S., in compliance with EEA and U.K. data protection laws. We expect that we will continue to face uncertainty as to whether our efforts to comply with our obligations under European privacy laws will be sufficient. In some cases, we rely upon the recently updated standard contractual clauses (new standard contractual clauses) to legitimize transfers of personal data out of the EEA from controllers or processors established outside the EEA (and not subject to the GDPR). Transition to the new standard contractual clauses requires significant effort and cost particularly given the burdensome requirements of transfer impact assessments and the substantial obligations that the new standard contractual clauses impose upon exporters. The U.K. is not subject to the EC's new standard contractual clauses but has published its own transfer mechanism, the International Data Transfer Agreement, which enables transfers from the U.K. On June 28, 2021, the EC announced a decision of “adequacy” concluding that the U.K. ensures an equivalent level of data protection to the GDPR, which provides some relief regarding the legality of continued personal data flows from the EEA to the U.K. Some uncertainty remains, however, as this adequacy determination must be renewed after four years and may be modified or revoked in the interim. The U.K. Government has confirmed that transfers from the U.K. to the EEA may currently continue to flow freely. Changes with respect to any of these matters may lead to additional costs and increase our overall risk exposure. The EU and U.S. have adopted its adequacy decision for the EU U.S. Data Privacy Framework (the “Framework"), which enters into force on July 11, 2023. This Framework provides that the protection of personal data transferred between the EU and the U.S. is comparable to that offered in the EU. This provides a further avenue to ensuring transfers to the US are carried out in line with GDPR. The Framework could be challenged like its predecessor frameworks.

If we are investigated by a European data protection authority, we may face fines and other penalties. Any such investigation or charges by European data protection authorities could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by European or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure because of the current (and future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

In addition, many jurisdictions outside of Europe are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes stringent requirements similar to GDPR with respect to personal information collected from individuals in Brazil.

In China, there have also been recent significant developments concerning privacy and data security. The Data Security Law of the People’s Republic of China (“Data Security Law”), which took effect on September 1, 2021, requires data processing (which includes the collection, storage, use, processing, transmission, provision and publication of data), to be conducted in a legitimate and proper manner. The Data Security Law imposes data security and privacy obligations on entities and individuals carrying out data processing activities and also introduces a data classification and hierarchical protection system based on the importance of data in economic and social development and the degree of harm it may cause to national security, public interests, or legitimate rights and interests of individuals or organizations if such data are tampered with, destroyed, leaked, illegally acquired or illegally used. The appropriate level of protection measures is required to be taken for each respective category of data.

Also in China, the Personal Information Protection Law, which took effect on November 1, 2021, introduced stringent protection requirements for processing personal information, which are in many ways akin to the requirements of the GDPR. We may be required to make further significant adjustments to our business practices to comply with the personal information protection laws and regulations in China including the Personal Information Protection Law.

We also continue to see jurisdictions imposing data localization laws. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.

Because the interpretation and application of many privacy and data protection laws (including the GDPR), commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. If so, in addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Any inability to adequately address privacy and security concerns, even if unfounded, or comply with applicable privacy and security or data security laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of customers, clients, patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology, or NIST, the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

Cybersecurity Risk Management and Strategy ; Effect of Risk

We face risks related to cybersecurity such as unauthorized access, cybersecurity attacks and other security incidents, including as perpetrated by hackers and unintentional damage or disruption to hardware and software systems, loss of data, and misappropriation of confidential information. To identify and assess material risks from cybersecurity threats, we work with a third-party cyber specialist to ensure our systems are effective and prepared for information security risks, including regular oversight of our programs for security monitoring for internal and external threats to ensure the confidentiality and integrity of our information assets. We consider risks from cybersecurity threats alongside other company risks as part of our overall risk assessment process. As discussed in more detail under “Cybersecurity Governance” below, our audit committee provides oversight of our cybersecurity risk management and strategy processes, which are led by Chief Executive Officer.

We also identify our cybersecurity threat risks by comparing our processes to standards set by the National Institute of Standards and Technology, or NIST, International Organization for Standardization, Center for Internet Security as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

•	monitor emerging data protection laws and implement changes to our processes that are designed to comply with such laws;
•	through our policies, practices and contracts (as applicable), require employees, as well as third parties that provide services on our behalf, to treat confidential information and data with care;
•

employ technical safeguards that are designed to protect our information systems from cybersecurity threats, including firewalls, intrusion prevention and detection systems, anti-malware functionality and access controls, which are evaluated and improved through vulnerability assessments and cybersecurity threat intelligence;

•

provide regular, mandatory training for our employees and contractors regarding cybersecurity threats as a means to equip them with effective tools to address cybersecurity threats, and to communicate our evolving information security policies, standards, processes and practices;

•	conduct regular phishing email simulations for all employees and contractors with access to our email systems to enhance awareness and responsiveness to possible threats;
•	conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and
•	leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident.

Our incident response plan coordinates the activities we take to prepare for, detect, respond to and recover from cybersecurity incidents, which include processes to triage, assess severity for, escalate, contain, investigate and remediate the incident, as well as to comply with potentially applicable legal obligations and mitigate damage to our business and reputation.

As part of the above processes, we regularly engage with a third-party cyber specialist to review our cybersecurity program to help identify areas for continued focus, improvement and compliance.

Our processes also address cybersecurity threat risks associated with our use of third-party service providers, including our suppliers and manufacturers or who have access to patient and employee data or our systems. In addition, cybersecurity considerations affect the selection and oversight of our third-party service providers. We perform diligence on third parties that have access to our systems, data or facilities that house such systems or data, and continually monitor cybersecurity threat risks identified through such diligence. Additionally, we generally require those third parties that could introduce significant cybersecurity risk to us to agree by contract to manage their cybersecurity risks in specified ways, and to agree to be subject to cybersecurity audits.

We describe whether and how risks from identified cybersecurity threats, including as a result of any previous cybersecurity incidents, have materially affected or are reasonably likely to materially affect us, including our business strategy, results of operations, or financial condition, under the heading “Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss,” which disclosures are incorporated by reference herein.

In the last three fiscal years, we have not experienced any material cybersecurity incidents and the expenses we have incurred from cybersecurity incidents were immaterial. This includes penalties and settlements, of which there were none.

Cybersecurity Governance; Management

Cybersecurity is an important part of our risk management processes and an area of focus for our board of directors and management. The audit committee of our board of directors is responsible for the oversight of risks from cybersecurity threats.

On an annual basis, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives materials discussing current cyber risks and threats specific to our organization and industry, progress and status updates on projects aimed at fortifying our information security infrastructure, comprehensive evaluations of our ongoing information security program's effectiveness, and analysis of the evolving cyber threat landscape and its potential implications for our operations. and discusses such matters with our Chief Executive Officer. Our audit committee also receives prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

Our cybersecurity risk management and strategy processes, which are discussed in greater detail above, are led by our Chief Executive Officer, with the assistance of a third-party cyber specialist. Our Chief Executive Officer and third-party cyber specialist have collectively over 25 years of prior work experience in various roles involving managing information security, developing cybersecurity strategy, implementing effective information and cybersecurity programs, and our third-party cyber specialist has several relevant degrees and certifications. Our Chief Executive Officer is informed about and monitors the prevention, mitigation, detection, and remediation of cybersecurity incidents through the management of, and participation in, the cybersecurity risk management and strategy processes described above, including the operation of our incident response plan. As discussed above, our Chief Executive Officer reports to the audit committee of our board of directors about cybersecurity threat risks, among other cybersecurity related matters, on an annual basis.

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

Holders of Our Common Stock

As of March 15, 2024, there were approximately 362 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Equity Securities

During the period covered by this annual report, there were no sales by us of unregistered securities that were not previously reported by us in a Quarterly Report on Form 10-Q or Current Report on Form 8-K.

Use of Proceeds from Initial Public Offering

None.

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

As of December 31, 2023, we had cash of approximately $7.5 million.

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

We determined that the Phase 2b clinical trial has performed as anticipated for each of ibezapolstat, our lead antibiotic candidate, and vancomycin, the control agent and a standard of care to treat patients with CDI, with high rates of clinical cure observed across the trial and no emerging safety concerns reported to date. Accordingly, the Independent Data Monitoring Committee will not be required to perform an interim analysis of the Phase 2b clinical trial data as originally planned but is supportive of our decision to early discontinue the Phase 2b clinical trial and will remain involved for our Phase 3 clinical trials. Prior to discontinuing the Phase 2b clinical trial, we notified FDA of its decision to early discontinue the trial. The trial was not discontinued due to safety concerns.

Top-Line Ibezapolstat Phase 2 Efficacy Results

On November 2, 2023, we announced top-line Phase 2 efficacy and safety results from the clinical trial of ibezapolstat in patients with CDI. The overall observed Clinical Cure rate in the combined Phase 2 trials in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the modified intent to treat population, plus 15 out of 16 (94%) patients in Phase 2b in the per protocol population, who experienced Clinical Cure during treatment with ibezapolstat. Ibezapolstat was well-tolerated, with three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. There were no drug-related treatment withdrawals or no drug-related serious adverse events, or other safety findings of concern. In the Phase 2b vancomycin control arm, 14 out of 14 patients experienced clinical cure. We believe that based on the pooled Phase 2 ibezapolstat clinical cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials in accordance with the applicable FDA Guidance for Industry (October, 2022). The Phase 2b clinical trial met the protocol primary objective of assessing the primary efficacy endpoint of the Clinical Cure rate after 10 days of oral treatment. Further analyses will be forthcoming regarding secondary and exploratory endpoints, including Sustained Clinical Cure data, Extended Clinical Cure data up to 94 days and comparative effects on the gut microbiome.

We are currently preparing for an End-of-Phase 2 Meeting with FDA and advancement to Phase 3.

2023 At-the-Market Offering

On November 15, 2023, we entered into a Sales Agreement and established the “ATM Program”, pursuant to which we may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the Sales Agreement, the sales agent is entitled to compensation of 3% of the gross offering proceeds of all Shares sold through it pursuant to the Sales Agreement.

As of the year ended December 31, 2023, we sold 698,121 shares of its common stock under the ATM Program at a weighted-average price of $3.76 per share, raising $2.6 million of gross proceeds and net proceeds of $2.4 million, after deducting commissions to the sales agents and other ATM Program related expenses. There remains approximately $14.4 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

2023 Registered Direct Offering

On May 16, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which we issued and sold, in a registered direct offering by us directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. As of September 30, 2023, all of the pre-funded warrants were exercised.

The gross proceeds to us from the 2023 Registered Offering were approximately $4.0 million and net proceeds after deducting the placements agent’s fees and other offering expenses payable by us were approximately $3.5 million. The securities were offered by us pursuant to a registration statement on Form S-3 (File No. 333-265956) previously filed with the SEC on July 1, 2022, and which was declared effective by the SEC on July 11, 2022.

In a concurrent private placement (the “2023 Private Placement” and together with the 2023 Registered Offering, the “2023 Offerings”), we issued to the Investor series C warrants exercisable for an aggregate of up to 1,333,333 shares of common Stock at an exercise price of $3.26 per share and series D warrants exercisable for an aggregate of up to 1,333,333 shares of common stock at an exercise price of $3.26 per share. Each Series C Warrant was exercisable commencing on November 18, 2023 and will expire on November 18, 2025. Each Series D Warrant was exercisable commencing on November 18, 2023 and will expire on November 19, 2029.

The 2023 Offerings closed on May 18, 2023.

In connection with the 2023 Offerings, we also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, we amended its existing series A warrants to purchase up to an aggregate of 1,230,769 shares of our common stock and series B warrants to purchase up to an aggregate of 1,230,769 shares of our common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that effective upon the closing of the 2023 Offerings, the Existing Warrants were amended to have a termination date of May 18, 2029.

On May 16, 2023, we entered into a placement agency agreement (the “2023 Placement Agent Agreement”) with Maxim Group LLC (the “Placement Agent”) pursuant to which we engaged Maxim as the placement agent in connection with the 2023 Offerings. The Placement Agent agreed to use its reasonable best efforts to arrange for the sale of the Securities. We paid the Placement Agent a placement agent fee in cash equal to 5.75% of the gross proceeds from the sale of the Shares, Warrants and Pre-Funded Warrants. We also reimbursed the Placement Agent for all reasonable travel and other out-of-pocket expenses, including the reasonable fees of legal counsel not to exceed $50,000. The 2023 Placement Agent Agreement also contained representations, warranties, indemnification and other provisions customary for transactions of this nature.

Effects of Coronavirus (COVID-19) on Our Business

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, vendors, contractors, suppliers, clinical trial sites and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the ultimate duration of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly impacted, and could continue to be directly and indirectly impacted, by the COVID-19 pandemic. While the potential economic impact brought by, and the ultimate duration of, the COVID-19 pandemic, have been, and continue to be, difficult to assess or predict, the spread of COVID-19 has caused a broad impact globally. The extent to which the COVID-19 pandemic may impact our business continues to be highly uncertain and cannot be predicted with confidence.

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

Results of Operations

Years Ended December 31, 2023 and 2022

The following table summarizes our results of operations for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,		Percentage
	2023	2022	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$6,044	$4,754	27%
General and Administrative	8,534	7,339	16%
TOTAL OPERATING EXPENSES	14,578	12,093	21%
Net Loss	$(14,578)	$(12,093)	21%

Research and Development Expenses. Research and development expenses were $6.0 million for the year ended December 31, 2023, and $4.8 million for the year ended December 31, 2022, an increase of $1.2 million primarily due to increase in consulting related costs for the Phase 2b clinical trial.

General and Administrative Expenses. General and administrative expenses were $8.5 million for the year ended December 31, 2023, and $7.3 million for the year ended December 31, 2022. General and administrative expenses increased by approximately $1.2 million primarily due to $0.5 million increase in professional fees, $0.3 million increase in share-based compensation costs, and a $0.3 million increase in employee compensation related costs.

Net Loss. Net loss was $14.6 million for the year ended December 31, 2023, compared to $12.1 million for the year ended December 31, 2022, an increase of $2.5 million, primarily due to the reasons stated above.

Liquidity and Capital Resources

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $53.2 million as of December 31, 2023. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting the placement agents commission of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting proceeds of approximately $3.5 million after deducting the placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $2.4 million after deducting sales agent commission and other related expenses of $0.2 million.

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

As of December 31, 2023, we had working capital of $4.7 million, consisting primarily of $7.5 million of cash, $0.1 million of other receivable and $0.1 million of prepaid expenses, offset by $3.0 million of accounts payable and accrued expenses.

Sources of Liquidity

To date, we have financed our operations principally through private placements of equity issuances, the IPO, registered direct offerings and the ATM Program.

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

Registered Direct Offerings

In July 2022, we completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million.

On May 18, 2023, we completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, series C warrants to purchase 1,333,333 shares of common stock and series D warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million.

2023 At-the-Market Offering

On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the sales agreement, the sales agent is entitled to compensation of 3% of the gross offering proceeds of all Shares sold through it pursuant to the Sales Agreement.

As of the year ended December 31, 2023, we sold 698,121 shares of its common stock under the ATM Program at a weighted-average price of $3.76 per share, raising $2.6 million of gross proceeds and net proceeds of $2.4 million, after deducting commissions to the sales agents and other ATM Program related expenses. There remains approximately $14.4 million available for future sales of shares of common stock under the Sales Agreement. Other than the Sales Agreement, we currently do not have any commitments to obtain additional funds.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2023 and 2022:

	Years Ended
	December 31,
	2023	2022

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(9,801)	$(7,542)
Financing activities	8,163	3,695
Net decrease in cash	$(1,638)	$(3,847)

Operating Activities

Net cash used in operating activities was $9.8 million for the year ended December 31, 2023, primarily attributable to the net loss of $14.6 million, offset by share-based compensation of $3.2 million, share-based payments to vendors of $0.6 million and an increase of $1.0 million in accounts payable and accrued expenses.

Net cash used in operating activities was $7.5 million for the year ended December 31, 2022, primarily attributable to the net loss of $12.1 million, offset by share-based compensation of $2.9 million, share-based payments to vendors of $0.4 million and an increase of $1.2 million in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities were none for the years ended December 31, 2023 and 2022.

Financing Activities

Net cash provided by financing activities was $8.2 million for the year ended December 31, 2023, which was attributable to the net proceeds from the 2023 registered direct offering of $3.5 million, net proceeds from the ATM Program of $2.4 million and $2.2 million of proceeds from the exercise of warrants.

Net cash provided by financing activities was $3.7 million for the year ended December 31, 2022, which was attributable to the net proceeds from the registered direct offering.

Funding Requirements

We believe that our existing cash will not be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of our financial statements for the year ended December 31, 2023. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially, including with regard to the impact of COVID-19 on our clinical trial enrollment. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of December 31, 2023 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect during 2023, or that they will have a significant impact on us at the time they become effective.

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

Research and Development

We expense research and development costs as incurred. At times, we may make cash advances for future research and development services. These amounts are deferred and expensed in the period the services are provided.

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although we do not expect its estimates to be materially different from amounts actually incurred, our estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

Share-Based Compensation

We account for the cost of services performed by employees, officers and directors received in exchange for an award of Company membership interests, common stock or stock options, based on the grant-date fair value of the award. We recognize compensation expense based on the requisite service period.

Compensation expense associated with stock option awards is recognized over the requisite service period based on the fair value of the option at the grant date determined based on the Black-Scholes option pricing model. Option valuation models require the input of highly subjective assumptions including the expected price volatility. Our employee stock options have characteristics significantly different from those of traded options, and changes in the subjective input assumptions can materially affect the fair value computation using the Black-Scholes option pricing model. Because there is no public market for our stock options and very little historical experience with our stock, similar public companies were used for the comparison of volatility and the dividend yield. The risk-free rate of return was derived from U.S. Treasury notes with comparable maturities. We will continue to analyze the expected stock price volatility and will adjust our Black-Scholes option pricing assumptions as appropriate. Any changes in the foregoing Black-Scholes assumptions, or if we were to elect to utilize an alternative method for valuing stock options granted to employees, officers and directors, could potentially impact our stock-based compensation expense and our results of operations.

Share-Based Payments to Vendors

We account for the cost of services performed by vendors in exchange for an award of our membership interests, common stock, or stock options, based on the grant-date fair value of the award or the fair value of the services rendered;

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

Foreign Currency Exchange Risk

All of our employees and our operations are currently located in the United States. We have, from time to time, engaged in contracts with contractors or other vendors in a currency other than the U.S. dollar. To date, we have had minimal exposure to fluctuations in foreign currency exchange rates as the time period between the date that transactions are initiated and the date of payment or receipt of payment is generally of short duration. Accordingly, we believe we do not have a material exposure to foreign currency risk.

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

Our management conducted an assessment of the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2023 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2023.

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

Item 9B. Other Information.

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule10b5-1 of the Exchange Act or any similar arrangements during the fourth quarter of 2023.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Corporate Governance

Our Board of Directors

Our bylaws (the “Bylaws”) and our certificate of incorporation (the “Certificate of Incorporation”), provide that our business is to be managed by or under the direction of our board of directors. Our board of directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our board of directors currently consists of seven (7) members, classified into three (3) classes as follows: (1) Mr. Robert J. DeLuccia, Mr. Joseph C. Scodari and Mr. James Donohue constitute Class III, with a term ending at the 2024 annual meeting; (2) Mr. Carl V. Sailer and Mr. Thomas Harrison constitute Class I, with a term ending at the 2025 annual meeting; and (3) Mr. David P. Luci and Mr. Jack H. Dean constitute Class II, with a term ending at the 2026 annual meeting.

The following table provides information regarding our directors as of March 15, 2024:

Name	Age	Position with the Company
David P. Luci	57	President and Chief Executive Officer, Director
Robert J. DeLuccia	78	Executive Chairman, Director
Carl V. Sailer	54	Director
Thomas Harrison	76	Director
Joseph C. Scodari	71	Director
Jack H. Dean	82	Director
James Donohue	54	Director

Our board of directors has reviewed the materiality of any relationship that each of our directors has with us, either directly or indirectly. Based upon this review, our Board has determined that the following members of our board of directors are “independent directors” as defined by The Nasdaq Stock Market: Mr. Thomas Harrison, Mr. Joseph C. Scodari, Mr. Jack H. Dean, Mr. Carl V. Sailer and Mr. James Donohue. There are no family relationships among any of our directors or executive officers.

Set forth below are the names of our directors and each of their principal occupations and employers, as applicable.

David P. Luci — President and Chief Executive Officer, Director

Mr. Luci is our co-founder, President and Chief Executive officer and has served as Director since February 2018. Mr. Luci previously served as our Managing Director from February 2018 until June 2021. Previously, Mr. Luci was the President and Chief Executive Officer of Dipexium Pharmaceuticals (Nasdaq: DPRX), a pharmaceutical company focused on antibiotic drug development, from February 2010 until its sale to PLx Pharma Inc. (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. From February 2009 to January 2010, Mr. Luci served as a member of the board of directors of Access, where he also served as Chairman of the Audit Committee and Chairman of the Compensation Committee as well as serving in a consulting capacity following the acquisition of MacroChem. From December 2007 through February 2009, Mr. Luci served as a member of the board of directors and President of MacroChem. Prior to that, Mr. Luci served as Executive Vice President, Chief Financial Officer, General Counsel and Corporate Secretary of Bioenvision, Inc. (or Bioenvision), an international biopharmaceutical company focused upon the development, marketing and commercialization of oncology products and product candidates. Mr. Luci began his career with Ernst & Whinney LLP (now Ernst &Young LLP) in New York as a certified public accountant working in the Healthcare Practice Group. He later practiced corporate law at Paul Hastings LLP in New York, where his practice encompassed all aspects of public and private mergers and acquisitions, corporate finance, restructurings and private equity transactions, with a core focus in the healthcare industry. Mr. Luci graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting and graduated from Albany Law School of Union University where he served as Managing Editor of the Journal of Science & Technology. Mr. Luci became a certified public accountant in the State of Pennsylvania in 1990 (inactive) and is a member of the New York State Bar Association. Mr. Luci was selected to serve on our board of directors because of his extensive experience in the pharmaceutical industry. Mr. Luci also serves as Chairman of Digital Prime Technologies, a non-public technology-based company.

Robert J. DeLuccia — Executive Chairman, Director

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

Mr. Harrison is a member of the Executive Committee of the Montefiore Health System. He also serves on the board of Madison Logic, a digital business to business agency (2017 – Present). Most recently, Mr. Harrison was appointed to the board of MainStem, a cannabis-related supply company, New Frontier Data, a private market research company (2022 – Present), and also ACTV8me (2019 – Present), a digital advertising attribution company.

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

James Donohue — Director

Mr. Donohue has served as our director since July 2021. Mr. Donohue has been a Vice President with Charles River Associates (Nasdaq: CRAI), a leading global consulting firm specializing in economic, financial, and management consulting services, since April 2004. Mr. Donohue has more than 30 years of experience in valuation, damages, and forensic accounting. Mr. Donohue is a Certified Public Accountant (CPA) in Maryland and has a Bachelor of Science degree in Accountancy from Villanova University. He is also a Certified Valuation Analyst (CVA) and is Accredited in Business Valuation (ABV). Mr. Donohue was selected to serve on our board of directors because of his expertise in financial accounting.

Committees of our Board of Directors and Meetings

Meeting Attendance

During the fiscal year ended December 31, 2023, there were nine meetings of our board of directors, and the various committees of our board of directors met a total of five times. No director attended fewer than 75% of the total number of meetings of our board of directors and of committees of our board of directors on which he or she served during the fiscal year ended December 31, 2023. Our board of directors has adopted a policy under which each member of our board of directors makes every effort to attend each annual meeting of our stockholders.

Audit Committee

Our Audit Committee met four times during the year ended December 31, 2023. This committee currently has three members, James Donohue (Chair), Joseph C. Scodari and Thomas Harrison. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our board of directors has determined that each of James Donohue, Joseph C. Scodari and Thomas Harrison is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on our website at www.acurxpharma.com.

Compensation Committee

Our Compensation Committee met one time during the year ended December 31, 2023. This committee currently has three members, Joseph C. Scodari (Chair), Thomas Harrison and Carl V. Sailer. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer and shall conduct its decision making process with respect to that issue without the chief executive officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.

Our Compensation Committee has adopted processes and procedures for determining executive and director compensation. Generally, our Compensation Committee evaluates and approves our compensation practices for the current year and determines compensation levels. The Compensation Committee annually evaluates the Chief Executive Officer’s performance in light of relevant corporate goals and objectives, and approves, or recommends to the board of directors for approval, the Chief Executive Officer’s compensation. For executives other than the Chief Executive Officer, our Compensation Committee annually reviews and approves, or recommends to the board of directors for approval, the compensation of such executive officers. Additionally, our Compensation Committee annually reviews and approves, or recommends to the board of directors for approval, the compensation of our directors, including with respect to any equity-based plans. The enumerated processes and procedures of our Compensation Committee are included in our Compensation Committee’s written charter, which is publicly available on our website at www.acurxpharma.com.

The Compensation Committee’s independent compensation consultant during fiscal year 2023 was Pearl Meyer & Partners, LLC (“Pearl Meyer”). Pearl Meyer was engaged by, and reported directly to, the Compensation Committee, which has the sole authority to hire or fire Pearl Meyer and to approve fee arrangements for work performed. Pearl Meyer assisted the Compensation Committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation Committee has authorized Pearl Meyer to interact with management on behalf of the Compensation Committee, as needed in connection with advising the Compensation Committee, and Pearl Meyer is included in discussions with management and, when applicable, the Compensation Committee’s outside legal counsel on matters being brought to the Compensation Committee for consideration. The Compensation Committee consulted with Pearl Meyer in connection with its evaluation of 2023 year-end compensation.

A copy of the Compensation Committee’s written charter is publicly available on our website at www.acurxpharma.com.

Director Nominations

We do not have a standing nominating committee. In accordance with Rule 5605(e)(2) of the Nasdaq rules, a majority of the independent directors may recommend a director nominee for selection by the board of directors. The board of directors believes that the independent directors can satisfactorily carry out the responsibility of properly selecting or approving director nominees without the formation of a standing nominating committee. As there is no standing nominating committee, we do not have a nominating committee charter in place.

The board of directors will also consider director candidates recommended for nomination by our stockholders during such times as they are seeking proposed nominees to stand for election at the next annual meeting of stockholders (or, if applicable, a special meeting of stockholders).

We have not formally established any specific, minimum qualifications that must be met or skills that are necessary for directors to possess. In general, in identifying and evaluating nominees for director, the board of directors considers educational background, diversity of professional experience, knowledge of our business, integrity, professional reputation, independence, wisdom and the ability to represent the best interests of our stockholders.

Board Leadership Structure

The positions of our executive chairman of the board and chief executive officer are separated, with Mr. Luci serving as our Chief Executive Officer and Mr. DeLuccia serving as the executive chairman of our board of directors. Separating these positions allows Mr. Luci, as our Chief Executive Officer, to focus on our day-to-day business, while allowing the chairman of the board to lead the board of directors in its fundamental role of providing advice to and independent oversight of management. Our board of directors believes that this structure ensures a greater role for the independent directors in the oversight of our company and active participation of the independent directors in setting agendas and establishing priorities and procedures for the work of our board of directors. Our board of directors believes its administration of its risk oversight function has not affected its leadership structure. Our board of directors believes that having separate positions is the appropriate leadership structure for us at this time and demonstrates our commitment to good corporate governance.

Role in Risk Oversight

Our board of directors oversees the management of risks inherent in the operation of our business and the implementation of our business strategies. Our board of directors performs this oversight role by using several different levels of review. In connection with its reviews of our operations and corporate functions, our board of directors addresses the primary risks associated with those operations and corporate functions. In addition, our board of directors reviews the risks associated with our business strategies periodically throughout the year as part of its consideration of undertaking any such business strategies.

Each of our board committees also oversees the management of our risks that fall within the committee’s areas of responsibility. In performing this function, each committee has full access to management, as well as the ability to engage advisors. Our Chief Executive Officer reports risk management controls and methodologies to the Audit Committee and is responsible for identifying, evaluating and implementing risk management controls and methodologies to address any identified risks. In connection with its risk management role, our Audit Committee meets privately with representatives from our independent registered public accounting firm and our Chief Executive Officer. The Audit Committee oversees the operation of our risk management program, including the identification of the primary risks associated with our business and periodic updates to such risks, and reports to our board of directors regarding these activities.

Executive Officers

Set forth below are the names, ages and positions of each of our executive officers.

David P. Luci — President and Chief Executive Officer, Director

For biographical information for David P. Luci, age 57, see “Our Board of Directors  — David P. Luci” above.

Robert J. DeLuccia — Executive Chairman, Director

For biographical information for Robert J. DeLuccia, age 78, see “Our Board of Directors  — Robert J. DeLuccia” above.

Robert Shawah — Chief Financial Officer

Mr. Shawah, age 57, has served as our Chief Financial Officer since June 2021. Mr. Shawah previously served as our Chief Accounting Officer and Vice President of Finance from February 2018 to June 2021. Previously, Mr. Shawah served as Chief Accounting Officer of Dipexium Pharmaceuticals, Inc. (Nasdaq: DPRX) from 2014 until when Dipexium Pharmaceuticals was sold to PLX Pharma (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. Further, Mr. Shawah has served as Vice President of Baldwin Pearson & Co, Inc., a commercial real estate firm. From August 2018 to December 2018, Mr. Shawah served as a director for Ameri100, a software integration company. Mr. Shawah graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting.

Code of Conduct and Ethics

We have adopted a code of conduct and ethics that applies to all of our employees, including our chief executive officer and chief financial officer. The text of the code of conduct and ethics is posted on our website at www.acurxpharma.com and will be made available to stockholders without charge, upon request, in writing to the Corporate Secretary at 259 Liberty Avenue, Staten Island, NY 10305. Disclosure regarding any amendments to, or waivers from, provisions of the code of conduct and ethics that apply to our directors, principal executive officer and principal financial officer will be included in a Current Report on Form 8-K within four business days following the date of the amendment or waiver, unless website posting or the issuance of a press release of such amendments or waivers is then permitted by the rules of The Nasdaq Stock Market.

Item 11. Executive Compensation.

Summary Compensation Table

The following table contains information concerning the compensation during each of the two years ended December 31, 2023 and 2022 to persons covered by Item 402(m)(2) of Regulation S-K (the “named executive officers”).

							Non-equity	Nonqualified
							incentive	deferred
					Stock	Option	plan	compensation	All other
		Salary		Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)		($)	($)	($)	($)	($)	($)(1)	($)
David P. Luci	2023	475,000		193,978	—	—	—	354,900	—	1,023,878
President and Chief Executive Officer	2022	475,000	(2)	180,000	—	—	—	—	—	655,000
Robert J. DeLuccia	2023	485,000		193,978	—	—	—	354,900	22,558	1,056,436
Executive Chairman	2022	475,000	(3)	180,000	—	—	—	—	22,186	677,186
Robert G. Shawah	2023	375,000		95,288	—	—	—	204,750	—	675,038
Chief Financial Officer	2022	300,000	(4)	75,000	—	—	—	—	—	375,000

(1) Other compensation represents health care insurance.

(2) Mr. Luci’s base annual salary was $475,000 for the years ended December 31, 2023 and 2022. Mr. Luci received a stock option grant in 2023 with an exercise price of $3.41. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 14, 2024.

(3) Mr. DeLuccia’s base salary was $485,000 for the year ended December 31, 2023 and $475,000 for the year ended December 31, 2022. Mr. DeLuccia received a stock option grant in 2023 with an exercise price of $3.41. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 14, 2024.

(4) Mr. Shawah’s base salary was $375,000 for the year ended December 31, 2023 and $300,000 for the year ended December 31, 2022. Mr. Shawah received a stock option grant in 2023 with an exercise price of $3.41. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 14, 2024.

Narrative Disclosure to Summary Compensation Table

Executive Employment Agreements

The following summaries set forth the material terms of the employment agreements entered into with our named executive officers. Each such agreement provides generally that, in the event the named executive officer’s role is terminated by the Board without cause or the named executive officer resigns for “good reason,” they will be entitled to receive an amount equal to two times the sum of their annual base salary and target bonus (DeLuccia and Luci) and one times the sum of annual base salary and target bonus (Shawah), in each case, plus any other incentive compensation earned but unpaid as of the date of termination, and their stock option grant(s) will become fully vested as of the date of termination.

Robert J. DeLuccia, Executive Chairman of the Board and Director

Mr. DeLuccia entered into an employment agreement with us, dated February 5, 2018, and an amended employment agreement dated January 12, 2021. Mr. DeLuccia entered into an Amended and Restated Employment Agreement, dated May 25, 2021, and effective June 29, 2021 (the “DeLuccia Amended and Restated Employment Agreement”). The DeLuccia Amended and Restated Employment Agreement provides for a base salary of $450,000 per year and a potential incentive award bonus of up to 40% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis (which amount shall be fixed for the first 12 months of the term). Effective January 13, 2022, Mr. DeLuccia’s base salary was increased to $475,000 and his annual performance bonus increased to up to 45% percent of his base salary. Effective February 13, 2023, Mr. DeLuccia’s salary was increased to $485,000 and his annual bonus target was increased to up to 50% percent of his salary. Effective March 1, 2024, Mr. DeLuccia’s salary was increased to $550,000. Mr. DeLuccia’s employment agreement provides for the grant of an initial stock option award equal to 500,000 shares of common stock, 25% of which vested on the closing date of our IPO and 75% of which vest pro rata on a monthly basis for 36 months thereafter, subject to accelerated vesting under certain circumstances. The options will have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years from the date of grant. Mr. DeLuccia also earned a one-time bonus of $60,000 upon the closing of our IPO.

David P. Luci, President and Chief Executive Officer, Director

Mr. Luci entered into an employment agreement with us, dated February 5, 2018, and an amended employment agreement dated January 12, 2021. Mr. Luci entered into an Amended and Restated Employment Agreement, dated as of May 25, 2021, and effective June 29, 2021 (the “Luci Amended and Restated Employment Agreement”). The Luci

Amended and Restated Employment Agreement provides for a base salary of $450,000 per year and a potential incentive award bonus of up to 40% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis (which amount shall be fixed for the first 12 months of the term). Effective January 13, 2022, Mr. Luci’s base salary was increased to $475,000 and his annual performance bonus increased to up to 45% percent of his base salary. Effective February 13, 2023, the annual bonus target was increased to up to 50% percent of his salary. Effective March 1, 2024, Mr. Luci’s salary was increased to $550,000. Mr. Luci’s employment agreement provides for the grant of an initial stock option award equal to 500,000 shares of common stock, 25% of which vested on the closing date of our IPO and 75% of which vest pro rata on a monthly basis for 36 months thereafter, subject to accelerated vesting under certain circumstances. The options will have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years from the date of grant. Mr. Luci also earned a one-time bonus of $60,000 upon the closing of our IPO.

Robert Shawah, Chief Financial Officer

Mr. Shawah entered into an employee offer letter with us, dated June 1, 2018, and an amended offer letter, dated January 2, 2019, and the second amended offer letter dated January 12, 2021. In addition, we and Mr. Shawah entered into the Amended and Restated Employment Agreement, dated May 25, 2021, and effective June 29, 2021 (the “Shawah Amended and Restated Employment Agreement”). The Shawah Amended and Restated Employment Agreement provides for a base salary of $250,000 per year and a potential incentive award bonus of up to 30% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis. Effective January 13, 2022, Mr. Shawah’s base salary was increased to $300,000 and his annual performance bonus increased to up to 35% percent of his base salary. Effective February 13, 2023, Mr. Shawah’s salary was increased to $375,000. Effective March 1, 2024, Mr. Shawah’s salary was increased to $400,000 with a 40% bonus target. Mr. Shawah’s employment agreement provides for the grant of an initial stock option award equal to 200,000 shares of common stock, 25% of which vested on the closing date of our IPO and 75% of which vest pro rata on a monthly basis for 36 months thereafter, subject to accelerated vesting under certain circumstances. The options will have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years from the date of grant. Mr. Shawah also earned a one-time bonus of $25,000 upon the closing of our IPO.

Other Compensation Policies and Practices

Insider Trading Policy

Our Insider Trading Policy prohibits directors, executive officers and other “designated insiders” from engaging in most transactions involving our common stock during periods, determined by us, that those individuals are most likely to be aware of material, non-public information. Directors, executive officers and other designated insiders subject to stock ownership guidelines must clear all their transactions in our common stock with the Chief Financial Officer in advance. Additionally, it is our policy that directors, executive officers and designated insiders are not permitted to hedge their ownership of Company securities, including (a) trading in publicly-traded options, (b) selling any security of the Company “short” and (c) purchasing any financial instruments (including straddles, collars or other similar risk reduction or hedging devices) or otherwise engaging in transactions that are designed to or have the effect of offsetting any decrease in the market value of our securities.

Outstanding Equity Awards at 2023 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2023, to each of the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

			Option Awards				Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			Plan				Market	Unearned	Unearned
			Awards:			Number	Value of	Shares,	Shares,
	Number of	Number of	Number of			of Shares	Shares or	Units or	Units or
	Securities	Securities	Securities			or Units	Units of	Other	Other
	Underlying	Underlying	Underlying			of Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		that have	that have	that have	that have
	Options	Options	Unearned	Exercise	Option	not	not	not	not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name and Principal Position	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
David P. Luci	315,000	35,000	—	6.26	June 2031	—	—	—	—
President and Chief Executive Officer(1)	437,500	62,500	—	6.18	July 2031	—	—	—	—
	36.111	93,889	—	3.41	Feb 2033	—	—	—	—
Robert J. DeLuccia	315,000	35,000	—	6.26	June 2031	—	—	—	—
Executive Chairman(2)	437,500	62,500	—	6.18	July 2031	—	—	—	—
	36,111	93,889	—	3.41	Feb 2033	—	—	—	—
Robert G. Shawah	63,000	7,000	—	6.26	June 2031	—	—	—	—
Chief Financial Officer(3)	175,000	25,000	—	6.18	July 2031	—	—	—	—
	20,833	54,167	—	3.41	Feb 2033	—	—	—	—

(1) On June 29, 2021 (the “June Grant Date”), Mr. Luci was granted stock options to purchase 350,000 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On July 1, 2021 (the “July Grant Date”), Mr. Luci was granted stock options to purchase 500,000 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. Luci was granted stock options to purchase 130,000 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026.

(2) On the June Grant Date, Mr. DeLuccia was granted stock options to purchase 350,000 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On the July Grant Date, the Mr. DeLuccia was granted stock options to purchase 500,000 shares of common stock in connection with his service as the Executive Chairman pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. DeLuccia was granted stock options to purchase 130,000 shares of common stock in connection with his service as Executive Chairman pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026.

(3) On the June Grant Date, Mr. Shawah was granted stock options to purchase 70,000 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On the July Grant Date, Mr. Shawah was granted stock options to purchase 200,000 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. Shawah was granted stock options to purchase 75,000 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2023, to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Carl V. Sailer(2)	45,000	—	21,440	—	—	—	66,440
Jack H. Dean(3)	40,000	—	21,440	—	—	—	61,440
Joseph C. Scodari(4)	57,500	—	21,440	—	—	—	78,940
Thomas Harrison(5)	52,500	—	21,440	—	—	—	73,940
James Donohue(6)	55,000	—	21,440	—	—	—	76,440

(1) These amounts represent the aggregate grant date fair value of options granted to each director on June 15, 2023 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 5 to our financial statements included in this Form 10-K. Such options vest on the one-year anniversary of the grant date.

(2) Mr. Sailer had 60,000 option awards outstanding at December 31, 2023.

(3) Mr. Dean had 60,000 option awards outstanding at December 31, 2023.

(4) Mr. Scodari had 60,000 option awards outstanding at December 31, 2023.

(5) Mr. Harrison had 60,000 option awards outstanding at December 31, 2023.

(6) Mr. Donohue had 60,000 option awards outstanding at December 31, 2023.

During the fiscal year ended December 31, 2023, we paid an annual cash retainer of $40,000 to each independent director for their service on our board of directors. In addition to the annual retainer, the chairpersons of the Audit Committee and Compensation Committee are entitled to an additional cash retainer of $15,000 and $10,000 per year, respectively. Non-chair members of the Audit Committee and Compensation Committee are entitled to an additional cash retainer of $7,500 and $5,000 per year, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 15, 2024, for (a) the executive officers named herein, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 15, 2024, pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 15,757,102 shares of common stock outstanding on March 15, 2024.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
David P. Luci(1)	2,020,448	12.1%
Robert G. Shawah(2)	488,464	3.0%
Robert J. DeLuccia(3)	1,894,034	11.4%
Joseph C. Scodari(4)	50,299	*
Jack H. Dean(5)	69,915	*
Thomas Harrison(6)	48,761	*
Carl Sailer(7)	201,178	1.3%
James Donohue(8)	65,972	*
All directors and current executive officers as a group (eight (8) persons)	4,839,071	29.3%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) Consists of 1,098,280 shares of our common stock, 36,612 shares of our common stock underlying warrants to purchase shares of our common stock and 885,556 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024, held of record by Mr. Luci.

(2) Consists of 189,200 shares of our common stock, 625 shares of our common stock underlying warrants to purchase shares of our common stock and 298,639 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024, held of record by Mr. Shawah.

(3) Consists of 964,782 shares of our common stock, 43,696 shares of our common stock underlying warrants to purchase shares of our common stock and 885,556 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024, held of record by Mr. DeLuccia.

(4) Consists of 3,077 shares of our common stock and 47,222 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024.

(5) Consists of 17,693 shares of our common stock, 5,000 shares of our common stock underlying warrants to purchase shares of our common stock and 47,222 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024, held by Dr. Dean and the Dean Family Trust.

(6) Consists of 1,539 shares of our common stock and 47,222 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024, held of record by Mr. Harrison.

(7) Consists of 117,552 shares of our common stock, and 36,404 shares of our common stock underlying warrants to purchase shares of our common stock and 47,222 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024, held of record by Mr. Sailer.

(8) Consists of 12,500 shares of our common stock, 6,250 shares of our common stock underlying warrants to purchase shares of our common stock and 47,222 shares of our common stock issuable upon exercise of stock options within 60 days of March 15, 2024.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2023.

	(a)		(b)	(c)
Number of
securities
remaining
available for
future
	Number of			issuance
	securities to		Weighted	under
	be issued		average	equity
	upon		exercise	compensation
	exercise of		price of	plans
	outstanding		outstanding	(excluding
	options,		options,	securities
	warrants		warrants	reflected in
	and rights		and rights	column (a)(2)
Equity compensation plan approved by security holders(1)(3)	2,874,063	(1)	$5.41	485,868	(2)
Equity compensation plan not approved by security holders	—		—	—
Total	2,874,063	(1)	$5.41	485,868	(2)

(1) This plan consists of the 2021 Equity Incentive Plan (the “2021 Plan”). For a description of this plan, see Note 5 to the financial statements in this Form 10-K.

(2) Consists only of securities remaining available for future issuance under the 2021 Plan.

(3) The 2021 Plan provides that the total number of shares of our common stock reserved for issuance thereunder will automatically increase on January 2nd of each year for a period of ten years commencing on January 2, 2022, and ending on January 2, 2031, in an amount equal to the lesser of (i) 4% of the outstanding shares of our common stock on such date and (ii) such number of shares determined by the plan administrator.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Our Audit Committee Charter requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider all available information deemed relevant by the Audit Committee, including, but not limited to, the extent of the related person’s interest in the transaction and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances. During the fiscal years ended December 31, 2023 and 2022, we have engaged in the following transactions:

Investor Rights Agreements

We have entered into investor rights agreements with the investors who participated in our private placement financings between March 2018 and October 2019, including Messrs. DeLuccia, Luci, Sailer, Scodari, Harrison and Dean. Each such investor rights agreement imposes certain affirmative obligations on us and also grants certain rights to such investors, including certain registration rights with respect to the securities held by them and certain additional rights.

Indemnification Agreements

We have entered into indemnification agreements with each of our directors and executive officers (the “Indemnification Agreements”). Such Indemnification Agreements provide for indemnification against expenses, judgments, fines and penalties actually and reasonably incurred by an indemnitee in connection with threatened, pending or completed actions, suits or other proceedings, subject to certain limitations. The Indemnification Agreements also provide for the advancement of expenses in connection with a proceeding prior to a final, non-appealable judgment or other adjudication, provided that the indemnitee provides an undertaking to repay to us any amounts advanced if the indemnitee is ultimately found not to be entitled to indemnification by us. The Indemnification Agreements set forth procedures for making and responding to requests for indemnification or advancement of expenses, as well as dispute resolution procedures that will apply to any dispute between us and an indemnitee arising under the Indemnification Agreements.

Participation in Our July 2022 Registered Direct Offering and Concurrent Private Placement

In July 2022, we issued and sold in a registered direct offering (i) an aggregate of 1,159,211 shares of our common stock (“Shares”) (consisting of 1,100,000 shares for single healthcare-focused U.S. institutional investor (the “Investor”) and an aggregate of 59,211 for David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman and Carl V. Sailer, a member of our board of directors (collectively, the “Affiliate Investors”)) at an offering price of $3.25 per share for the Investor and $3.80 per share for the Affiliate Investors and (ii) an aggregate of 130,769 pre-funded warrants exercisable for shares of common stock (the “Pre-Funded Warrants”) to the Investor at an offering price of $3.2499 per Pre-Funded Warrant, for aggregate gross proceeds from the Registered Offering of approximately $4.225 million before deducting the placement agent fee and related offering expenses.

In a concurrent private placement (the “Private Placement” and together with the Registered Offering, the “Offerings”), we issued to the Investor and to the Affiliate Investors (i) series A warrants (the “Series A Warrants”) exercisable for an aggregate of 1,289,980 shares of common stock (consisting of Series A Warrants (the “Investor Series A Warrants”) to purchase up to 1,230,769 shares of common stock for the Investor and Series A Warrants (the “Affiliate Series A Warrants”) to purchase up to 59,211 shares of common stock for the Affiliate Investors) at an exercise price of $3.25 per share for the Investor Series A Warrants and $3.55 per share for the Affiliate Series A Warrants and (ii) series B warrants (the “Series B Warrants” and together with the Series A Warrants, the “Warrants” and collectively with the Shares and the Pre-Funded Warrants, the “Securities”) exercisable for an aggregate of 1,289,980 shares of common stock (consisting of Series B Warrants (the “Investor Series B Warrants”) to purchase up to 1,230,769 shares of common stock for the Investor and Series B Warrants (the “Affiliate Series B Warrants”) to purchase up to an aggregate of 59,211 shares of common stock for the Affiliate Investors) at an exercise price of $3.25 per share for the Investor Series B Warrants and $3.55 per share for the Affiliate Series B Warrants.

The table below sets forth the aggregate number of Securities issued to our directors, executive officers or holders of more than 5% of our capital stock, or an affiliate or immediate family member thereof, at the time of the Offerings:

		Series A	Series B	Aggregate
Participant	Shares	Warrants	Warrants	Purchase Price
David P. Luci	19,737	19,737	19,737	$75,000.60
Robert J. DeLuccia	19,737	19,737	19,737	$75,000.60
Carl V. Sailer	19,737	19,737	19,737	$75,000.60

Director Independence

Please see “Management and Corporate Governance” under Item 10 above.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2023, and December 31, 2022 and fees billed for other services rendered by CohnReznick LLP during those periods.

	2022	2023
Audit fees:(1)	161,125	172,650
Audit related fees:(2)	17,000	55,500
	178,125	228,150

(1) Audit fees consisted of audit work performed in the preparation of financial statements and the review of interim financial statements, as well as work generally only the independent registered public accounting firm can reasonably be expected to provide.

(2) Audit related fees consisted principally of work associated with the procedures for filing with the SEC in conjunction with financing transactions.

All fees described above were pre-approved by our Audit Committee. We have furnished the foregoing disclosure to CohnReznick LLP.

Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Public Accountant

Consistent with SEC policies regarding auditor independence, the Audit Committee has responsibility for appointing, setting compensation and overseeing the work of our independent registered public accounting firm. In recognition of this responsibility, the Audit Committee has established a policy to pre-approve all audit and permissible non-audit services provided by our independent registered public accounting firm.

Prior to engagement of an independent registered public accounting firm for the next year’s audit, management will submit an aggregate of services expected to be rendered during that year for each of four categories of services to the Audit Committee for approval.

1. Audit services include audit work performed in the preparation of financial statements, as well as work that generally only an independent registered public accounting firm can reasonably be expected to provide, including comfort letters, statutory audits and attest services and consultation regarding financial accounting and/or reporting standards.

2. Audit-Related services are for assurance and related services that are traditionally performed by an independent registered public accounting firm, including due diligence related to mergers and acquisitions, employee benefit plan audits and special procedures required to meet certain regulatory requirements.

3. Tax services include all services performed by an independent registered public accounting firm’s tax personnel except those services specifically related to the audit of the financial statements, and includes fees in the areas of tax compliance, tax planning and tax advice.

4. Other Fees are those associated with services not captured in the other categories. The Company generally does not request such services from our independent registered public accounting firm.

Prior to engagement, the Audit Committee pre-approves these services by category of service. The fees are budgeted and the Audit Committee requires our independent registered public accounting firm and management to report actual fees versus the budget periodically throughout the year by category of service. During the year, circumstances may arise when it may become necessary to engage our independent registered public accounting firm for additional services not contemplated in the original pre-approval. In those instances, the Audit Committee requires specific pre-approval before engaging our independent registered public accounting firm.

The Audit Committee may delegate pre-approval authority to one or more of its members. The member to whom such authority is delegated must report, for informational purposes only, any pre-approval decisions to the Audit Committee at its next scheduled meeting.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The financial statements filed as part of this Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b)	Exhibit Index.
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1	Certificate of Incorporation of Acurx Pharmaceuticals, Inc.	X
3.2	Bylaws of Acurx Pharmaceuticals, Inc.		S-1	05/27/21	333-256516
4.1	Form of Common Stock Certificate.		S-1	05/27/21	333-256516
4.2	Form of Series A Warrant.		8-K	07/25/22	001-40536
4.3	Form of Series B Warrant.		8-K	07/25/22	001-40536
4.4	Form of Placement Agent Warrant.		8-K	07/25/22	001-40536
4.5	Form of Series C Warrant.		8-K	5/17/23	001-40536
4.6	Form of Series D Warrant.		8-K	5/17/23	001-40536
4.7	Form of 2023 Pre-Funded Warrant.		8-K	5/17/23	001-40536
4.8	Description of Securities.	X
10.1	Form of Indemnification Agreement.		S-1	05/27/21	333-256516
10.2	Form of Warrant.		S-1	05/27/21	333-256516
10.3	Form of Common Stock Purchase Warrant.		S-1	05/27/21	333-256516
10.4	Form of Securities Purchase Agreement.		8-K	07/25/22	001-40536
10.5	Form of Investor Rights Agreement, by and between the Registrant and certain purchasers.		S-1	05/27/21	333-256516
10.6.1+	Acurx Pharmaceuticals, Inc. 2021 Equity Incentive Plan.		S-1	05/27/21	333-256516
10.6.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.6.3+	Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.6.4+	Form of Recapitalization Exchange Option Agreement.		S-8	07/19/21	333-258026
10.7+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert J. DeLuccia, dated May 25, 2021.		S-1	05/27/21	333-256516
10.8+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and David P. Luci, dated May 25, 2021.		S-1	05/27/21	333-256516

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.9+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert Shawah, dated May 25, 2021.		S-1	05/27/21	333-256516
10.10	Master Clinical Services Agreement, dated October 11, 2019, by and between Acurx Pharmaceuticals, Inc. and Syneos Health, LLC.		S-1	05/27/21	333-256516
10.11#	Asset Purchase Agreement, dated February 5, 2018, by and between Acurx Pharmaceuticals, Inc. and GLSynthesis Inc.		S-1	05/27/21	333-256516
10.12	Form of Securities Purchase Agreement, dated as of May 16, 2023, by and between Acurx. Pharmaceuticals, Inc. and the investor		10-Q	8/11/23	001-40536
10.13	Form of Warrant Amendment Agreement, dated as of May 16, 2023, by and between Acurx. Pharmaceuticals, Inc. and the investor		8-K	05/17/23	001-40536
10.14	Sales Agreement, dated as of November 15, 2023, between Acurx Pharmaceuticals, Inc. and A.G.P/Alliance Global Partners.		8-K	11/15/23	001-40536
21.1	Subsidiaries.	X
23.1	Consent of CohnReznick LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97	Acurx Pharmaceuticals, Inc. Clawback Policy.	X
101.INS	Inline XBRL Instance Document - the instance document does not appear in	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X
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

ACURX PHARMACEUTICALS, INC.
Date: March 15, 2024	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Luci	President, Chief Executive Officer and Director	March 15, 2024
David P. Luci	(Principal Executive Officer)

/s/ Robert G. Shawah	Chief Financial Officer	March 15, 2024
Robert G. Shawah	(Principal Accounting Officer and Principal Financial Officer)

/s/ Robert J. DeLuccia	Executive Chairman	March 15, 2024
Robert J. DeLuccia

/s/ Carl V. Sailer	Director	March 15, 2024
Carl V. Sailer

/s/ Joseph C. Scodari	Director	March 15, 2024
Joseph C. Scodari

/s/ Thomas Harrison	Director	March 15, 2024
Thomas Harrison

/s/ Jack H. Dean	Director	March 15, 2024
Jack H. Dean

/s/ James Donohue	Director	March 15, 2024
James Donohue

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Acurx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acurx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2023 and 2022, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2023 and 2022 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Parsippany, New Jersey

March 15, 2024

ACURX PHARMACEUTICALS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2023 and 2022

	December 31,	December 31,
	2023	2022

ASSETS

CURRENT ASSETS
Cash	$7,474,188	$9,111,751
Other Receivable	129,159	—
Prepaid Expenses	105,776	264,955
TOTAL ASSETS	$7,709,123	$9,376,706

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,042,438	$2,061,685
TOTAL CURRENT LIABILITIES	3,042,438	2,061,685

TOTAL LIABILITIES	3,042,438	2,061,685

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 14,468,229 and 11,627,609 shares issued and outstanding at December 31, 2023 and December 31, 2022, respectively	14,468	11,628
Additional Paid-In Capital	57,871,070	45,944,478
Accumulated Deficit	(53,218,853)	(38,641,085)

TOTAL SHAREHOLDERS’ EQUITY	4,666,685	7,315,021

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,709,123	$9,376,706

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended
	December 31,
	2023	2022

OPERATING EXPENSES
Research and Development	$6,043,597	$4,754,271
General and Administrative	8,534,171	7,338,505

TOTAL OPERATING EXPENSES	14,577,768	12,092,776

NET LOSS	$(14,577,768)	$(12,092,776)

LOSS PER SHARE
Basic and diluted net loss per common share	$(1.15)	$(1.12)

Weighted average common shares outstanding, basic and diluted	12,671,572	10,816,412

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2022	10,215,792	$10,216	$38,948,334	$(26,548,309)	$12,410,241
Share-Based Compensation	—	—	2,871,681	—	2,871,681
Share-Based Payments to Vendors	114,889	115	430,565	—	430,680
Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $529,805 cash issuance costs	1,159,211	1,159	3,694,023	—	3,695,182
Cashless Warrant Exercise	6,948	7	(7)	—	—
Pre-funded Warrant Exercise	130,769	131	(118)	—	13
Net Loss	—	—	—	(12,092,776)	(12,092,776)
Balance at December 31, 2022	11,627,609	11,628	45,944,478	(38,641,085)	7,315,021
Share-Based Compensation	—	—	3,206,527	—	3,206,527
Share-Based Payments to Vendors	140,186	140	559,443	—	559,583
Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $456,314 cash issuance costs	601,851	602	3,543,010	—	3,543,612
Issuance of shares of common stock in At-the-Market sales agreement, net of $222,161 cash issuance costs	680,252	680	2,399,958	—	2,400,638
Warrant Exercise	682,769	683	2,218,316	—	2,218,999
Cashless Warrant Exercise	4,080	4	(4)	—	—
Pre-funded Warrant Exercise	731,482	731	(658)	—	73
Net Loss	—	—	—	(14,577,768)	(14,577,768)
Balance at December 31, 2023	14,468,229	$14,468	$57,871,070	$(53,218,853)	$4,666,685

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2023 AND 2022

	Years Ended
	December 31,
	2023	2022

Cash Flow from Operating Activities:
Net Loss	$(14,577,768)	$(12,092,776)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	3,206,527	2,871,681
Share-Based Payments to Vendors	559,583	430,680
(Increase)/Decrease in:
Other Receivable	(129,159)	—
Prepaid Expenses	159,179	30,349
Accounts Payable and Accrued Expenses	980,753	1,217,776
Net Cash Used in Operating Activities	(9,800,885)	(7,542,290)

Cash Flow from Financing Activities:
Proceeds from Registered Direct Offering, net of issuance costs	3,543,612	3,695,182
Pre-funded Warrant Exercise	73	13
Warrant Exercise	2,218,999	—
Proceeds from At-the-Market Offering, net of issuance costs	2,400,638	—
Net Cash Provided by Financing Activities	8,163,322	3,695,195
Net Decrease in Cash	(1,637,563)	(3,847,095)
Cash at Beginning of Year	9,111,751	12,958,846
Cash at End of Year	$7,474,188	$9,111,751

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2023 Registered Direct offering costs (Note 4)	$1,990,153	$—
Warrants issued in connection with 2022 offerings (Note 4)	$—	$171,409

See accompanying notes to financial statements.

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, series C warrants to purchase 1,333,333 shares of common stock and series D warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold 698,121 shares of common stock for gross proceeds of approximately $2.6 million. As of December 31, 2023, the Company had a cash balance of approximately $7.5 million, which based on current estimates will not be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of the financial statements for the year ended December 31, 2023. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the years ended December 31, 2023 and 2022, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of December 31, 2023, the Company had cash of approximately $7.5 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs as incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the services are provided. The Company incurred research and development expenses in the amount of $6,043,597 and $4,754,271, for the years ended December 31, 2023 and 2022, respectively.

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as the case may be. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although the Company does not expect its estimates to be materially different from amounts actually incurred, the Company’s estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

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

Major Vendor

The Company had a major vendor that accounted for approximately 63% and 55% of the research and development expenditures for the years ended December 31, 2023 and 2022, respectively. The same vendor also accounted for approximately 53% and 56% of the total accounts payable and accrued expenses as of December 31, 2023 and 2022, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2023 and 2022 were as follows:

	December 31, 2023	December 31, 2022
Accrued compensation expenses	$716,307	$542,895
Accrued research and development	2,263,934	1,405,536
Accrued professional fees	58,388	83,715
Other accounts payable and accrued expenses	3,809	29,539
Total	$3,042,438	$2,061,685

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock, of which 14,468,229 were issued and outstanding as of December 31, 2023.

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

On July 25, 2022, the Company entered into securities purchase agreements (the “Purchase Agreements”) with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock, par value $0.001 per share and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001, were immediately exercisable. As of December 31, 2022, all of the pre-funded warrants were exercised. The Company also issued to the Affiliate Investors and the Investor, series A warrants to purchase 1,289,980 shares of common stock and series B warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 series A warrants and an aggregate of 59,211 series B warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 series A warrants and an aggregate of 1,230,769 series B warrants to the Investor with an exercise price per share of $3.25. The series A warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029 for the Investor and January 27, 2028 for the Affiliates. The series B warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029 for the Investor and January 27, 2024 for the Affiliates. The registered direct offering closed on July 27, 2022. As of December 31, 2023, 682,769 of series B warrants were exercised and the Company received approximately $2.2 million in proceeds from these warrant exercises.

The gross proceeds to the Company from the registered direct offering were $4.2 million and net proceeds after deducting the placement agents’ fees and other offering expenses payable by the Company were approximately $3.7 million.

On July 25, 2022, the Company entered into a co-placement agent agreement (the “Placement Agent Agreement”), with two placement agents in connection with the registered direct offering pursuant to which the Company paid the Placement Agents a cash fee of $287,874 and issued to the Placement Agents an aggregate of 63,018 warrants to purchase shares of common stock. The warrants have an exercise price of $3.60 per share (representing 110% of the weighted average public offering price of the aggregate number of shares of common stock sold in the registered direct offering to the Investor and Affiliate Investors) and expire on July 27, 2027. The Company used the Black-Scholes model to calculate the value of the warrants with an estimated fair value of $171,409. The inputs utilized in the calculation were as follows: five-year term, 2.82% risk free rate, stock price at grant date of $3.70 and a 95% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

On May 16, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of December 31, 2023, all of the pre-funded warrants were exercised.

The gross proceeds to the Company from the registered direct offering were approximately $4.0 million and net proceeds after deducting the placements agent’s fees and other offering expenses payable by the Company were approximately $3.5 million.

In a concurrent private placement (the “2023 Private Placement” and together with the 2023 Registered Offering, the “2023 Offerings”), the Company issued to the Investor series C warrants exercisable for an aggregate of 1,333,333 shares of common stock at an exercise price of $3.26 per share and series D warrants exercisable for an aggregate of 1,333,333 shares of common stock at an exercise price of $3.26 per share. The Series C Warrants were exercisable commencing on November 18, 2023 and will expire on November 18, 2025. The Series D Warrants were exercisable commencing on November 18, 2023 and will expire on November 19, 2029.

In connection with the 2023 Offerings, the Company also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, the Company amended its existing series A warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock and series B warrants to purchase up to an aggregate of 1,230,769 shares of the Company's common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that effective upon the closing of the offering, the amended Existing Warrants have a termination date of May 18, 2029. The Company used the Black-Scholes model to calculate the change in the value of the aforementioned series A and series B warrants attributable to the change in the termination date, with an estimated increase in fair value of approximately $2.0 million. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offerings.

On November 15, 2023, the Company entered into a Sales Agreement and established the ATM Program, pursuant to which the Company may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the sales agreement, the sales agent is entitled to compensation of 3% of the gross offering proceeds of all shares sold through it pursuant to the Sales Agreement.

During the year ended December 31, 2023, the Company sold 698,121 shares of its common stock under the ATM Program at a weighted-average price of $3.76 per share, raising $2.6 million of gross proceeds and net proceeds of $2.4 million, after deducting commissions to the sales agent and other ATM Program related expenses. The Company recorded a receivable of $129,159 for 34,116 shares sold under the ATM Program yet to settle as of December 31, 2023, of which 17,869 shares had yet to be issued by the transfer agent as of year-end. The receivable for the unsettled shares as of December 31, 2023 is included within the “Other Receivable” balance in the accompanying balance sheets. The receivables were collected on January 3, 2024 and 17,869 shares were settled and transferred on January 2, 2024.

As of December 31, 2023, the Company has $14.4 million available under the ATM Program.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2023:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2022	4,217,809	$3.29
Issued	3,398,148	2.56
Exercised	(1,420,501)	1.57
Balance at December 31, 2023	6,195,456	$3.28

The weighted average contractual life of the outstanding warrants is 4.46 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion. The Plan originally reserved an aggregate of 2,000,000 shares of common stock, subject to annual adjustments as provided in the Plan, which was 465,432 shares for the year ended December 31, 2023. The Plan currently has 485,868 shares available for issuance as of December 31, 2023. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $726,880 for each of the years ended December 31, 2023 and 2022, related to compensation expenses for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $1,963,667 for each of the years ended December 31, 2023 and 2022, related to compensation expenses for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $75,800 and $145,283 for the years ended December 31, 2023 and 2022, respectively, related to compensation expenses for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $21,510 and $35,850 for the years ended December 31, 2023 and 2022, respectively, related to compensation expenses for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $365,070 for the year ended December 31, 2023, related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $53,600 for the year ended December 31, 2023, related to compensation expenses for these options.

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

The Company determined the fair value of the option awards during the years ended December 31, 2023 and 2022, using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended
	December 31,
	2023		2022
Expected term	6.9	years	9.0	years
Volatility	98%		90%
Dividend yield	—%		—%
Risk-free interest rate	3.85%		2.01%
Weighted average grant date fair value	$2.75		$3.54

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2022	2,467,500	$6.12	8.53	$5,700
Granted	517,500	3.35	9.16
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, vested and expected to vest at December 31, 2023	2,985,000	$5.64	7.81	$251,550
Exercisable	2,280,361	$5.98	7.61	$55,342

The total compensation expense not yet recognized as of December 31, 2023 was $2,458,851. The weighted average vesting period for the unvested options is 1.30 years. The weighted average grant date fair value of all options granted is $4.33 as of December 31, 2023. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2021, the Company entered into an agreement with a consultant to provide financial advisory services for a six-month term. Pursuant to the agreement, the Company granted $150,000 of common stock over the term of service. The Company granted total of 27,778 shares of common stock at grant date fair value and recorded general and administrative expenses of $0 and $75,000 for the years ended December 31, 2023 and 2022, respectively.

In the first quarter of 2022, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. Pursuant to the agreement, the Company granted 30,000 shares of common stock with a grant date fair value of $3.77 and paid $25,000 of cash compensation. The cash component was expensed over the service period and the equity component was expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 and $113,100 for the years ended December 31, 2023 and 2022, respectively.

In the third quarter of 2022, the Company entered into an agreement with a company to provide consulting services for a six-month term. Pursuant to the agreement, the Company granted 36,000 shares of common stock with a grant date fair value of $3.53, which was expensed consistent with the contractual vesting. The Company recorded general and administrative expenses of $0 and $127,080 for the years ended December 31, 2023 and 2022, respectively.

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 share of common stock with a grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-months terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity component was expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $46,742 and $115,500 for the years ended December 31, 2023 and 2022, respectively.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $119,160 for the year ended December 31, 2023.

In the fourth quarter of 2023, the Company entered into a number of agreements with vendors pursuant to which the Company will make grants of a total of 116,000 share of common stock and cash payments, of which 96,000 shares of common stock were issued as of December 31, 2023 with grant date fair values ranging from $1.50 to $5.07. These contracts have four to six-months terms with various contractual vesting periods. The cash payments are expensed over the service period and the equity components are expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $393,681 for the year ended December 31, 2023.

NOTE 7 – INCOME TAXES

The Company has $17.6 million of net operating loss carryforwards and $0.3 million of research tax credit carryforwards as of December 31, 2023. The net operating loss carryforwards are indefinite lived and research tax credit carryforwards will expire in 2043. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The components of the net deferred income tax asset at December 31, 2023 and 2022 are as follows:

	December 31, 2023	December 31, 2022
Deferred tax assets
Net operating loss carry forwards	$5,517,038	$3,359,183
Share-based compensation	3,255,964	2,262,381
Research and development credit carryforwards	331,671	141,671
Capitalized research and development	2,807,846	1,347,028
Other	10,945	—
Gross deferred tax assets	11,923,464	7,110,263
Less valuation allowance	(11,923,464)	(7,110,263)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $6.1 million and $4.8 million of R&D expenses for the years ended December 31, 2023 and 2022, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2023 because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of income tax expense (benefit) at the statutory Federal income tax rate and income taxes as reflected in the financial statements for both years ended December 31, 2023 and 2022 is as follows:

	December 31, 2023	December 31, 2022
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	10.4	14.4
Permanent differences	1.6	(0.5)
Research and development tax credit	-	0.3
Change in valuation allowance	(33.0)	(35.2)
Effective income tax rate	—%	—%

The Company files income tax returns in the U.S. and the State of New York. The tax years 2021 and thereafter are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service (“IRS”) or any other jurisdictions for any tax years and has no knowledge of any pending examinations by the IRS or any other jurisdictions. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the IRS, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions at December 31, 2023 and 2022. The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

NOTE 8 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the year ended December 31, 2023 and 2022 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive securities, consisting of 6,195,456 warrants, and 2,985,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). During the fourth quarter of 2023, the Company achieved the Phase 2 clinical trial milestone and included $150,000 as a part of accounts payable and accrued expenses as of December 31, 2023. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

NOTE 10 – SUBSEQUENT EVENTS

As a part of the ATM Program, the Company sold a total of 1,819,914 shares of its common stock pursuant to the Sales Agreement at an average price of $3.88 for aggregate net proceeds of approximately $6.7 million as of March 15, 2024.