Form 10-Q
period 2024-03-31
Acurx Pharmaceuticals, Inc.
filed 2024-05-14
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2024

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

As of May 14, 2024, there were 15,843,102 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I—FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	March 31,	December 31,
	2024	2023
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$8,920,926	$7,474,188
Other Receivable	—	129,159
Prepaid Expenses	187,908	105,776
TOTAL ASSETS	$9,108,834	$7,709,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,110,242	$3,042,438
TOTAL CURRENT LIABILITIES	3,110,242	3,042,438

TOTAL LIABILITIES	3,110,242	3,042,438

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 15,757,102 and 14,468,229 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	15,757	14,468
Additional Paid-In Capital	63,579,577	57,871,070
Accumulated Deficit	(57,596,742)	(53,218,853)

TOTAL SHAREHOLDERS’ EQUITY	5,998,592	4,666,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,108,834	$7,709,123

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,555,011	$1,015,583
General and Administrative	2,822,878	1,887,374

TOTAL OPERATING EXPENSES	4,377,889	2,902,957

NET LOSS	$(4,377,889)	$(2,902,957)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.28)	$(0.25)

Weighted average common shares outstanding, basic and diluted	15,472,507	11,639,395

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021

Share-Based Compensation	—	—	733,472	—	733,472

Share-Based Payments to Vendors	44,186	44	165,859	—	165,903

Net Loss	—	—	—	(2,902,957)	(2,902,957)

Balance at March 31, 2023	11,671,795	$11,672	$46,843,809	$(41,544,042)	$5,311,439

Balance at January 1, 2024	14,468,229	$14,468	$57,871,070	$(53,218,853)	$4,666,685

Share-Based Compensation	—	—	894,523	—	894,523

Share-Based Payments to Vendors	90,000	90	305,510	—	305,600

Issuance of shares of common stock in At-the-Market sales agreement, net of $135,741 cash issuance costs	1,139,662	1,140	4,298,334	—	4,299,474

Warrant Exercise	59,211	59	210,140	—	210,199

Net Loss	—	—	—	(4,377,889)	(4,377,889)

Balance at March 31, 2024	15,757,102	$15,757	$63,579,577	$(57,596,742)	$5,998,592

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2024	2023
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(4,377,889)	$(2,902,957)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	894,523	733,472
Share-Based Payments to Vendors	305,600	165,903
(Increase)/Decrease in:
Other Receivable	129,159	—
Prepaid Expenses	(82,132)	58,354
Accounts Payable and Accrued Expenses	67,804	12,297
Net Cash Used in Operating Activities	(3,062,935)	(1,932,931)

Cash Flow from Financing Activities:
Warrant Exercise	210,199	—
Proceeds from At-the-Market Offering, net of issuance costs	4,299,474	—
Net Cash Provided by Financing Activities	4,509,673	—

Net Increase/(Decrease) in Cash	1,446,738	(1,932,931)
Cash at Beginning of Period	7,474,188	9,111,751
Cash at End of Period	$8,920,926	$7,178,820

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Business

Acurx Pharmaceuticals, Inc., a Delaware corporation, formerly Acurx Pharmaceuticals, LLC (the “Company”) is a clinical stage biopharmaceutical company formed in July 2017, with operations commencing in February 2018. The Company is focused on developing a novel class of antibiotics that address serious or life-threatening bacterial infections.

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and Series A Warrants to purchase 1,289,980 shares of common stock and Series B Warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, Series C Warrants to purchase 1,333,333 shares of common stock and Series D Warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 1,819,914 shares of common stock for gross proceeds of approximately $7.1 million. As of March 31, 2024, the Company had a cash balance of approximately $8.9 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed financial statements for the period ended March 31, 2024. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited condensed interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2023 filed in Form 10-K.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three months ended March 31, 2024, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of March 31, 2024, the Company had cash of approximately $8.9 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,555,011 and $1,015,583 for the three months ended March 31, 2024 and 2023, respectively.

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as applicable. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. The Company’s estimate of the status and timing of services performed could differ from the actual status and timing of services performed.

Share-Based Compensation

The Company accounts for the cost of services performed by employees, directors and consultants received in exchange for an award of the Company’s common stock or stock options, based on the grant-date fair value of the award. The Company recognizes compensation expense based on the requisite service period.

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

Major Vendor

The Company had a major vendor that accounted for approximately 24% and 2% of the research and development expenditures for the three months ended March 31, 2024 and 2023, respectively. The Company continues to maintain this vendor relationship and anticipates incurring significant expenses with this vendor over the next 12 months.

The Company had an additional major vendor that accounted for approximately 13% and 60% of the research and development expenditures for the three months ended March 31, 2024 and 2023, respectively. The same vendor also accounted for approximately 54% and 53% of the total accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023 were as follows:

	March 31, 2024	December 31, 2023
Accrued compensation expenses	$21,423	$716,307
Accrued research and development	2,763,110	2,263,934
Accrued professional fees	316,507	58,388
Other accounts payable and accrued expenses	9,202	3,809
Total	$3,110,242	$3,042,438

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 15,757,102 were outstanding as of March 31, 2024.

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

On July 25, 2022, the Company entered into securities purchase agreements with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of March 31, 2024, all of the pre-funded warrants were exercised. The Company also issued to the Affiliate Investors and the Investor in a concurrent private placement, Series A Warrants to purchase 1,289,980 shares of common stock and Series B Warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 Series A Warrants and an aggregate of 59,211 Series B Warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 Series A Warrants and an aggregate of 1,230,769 Series B Warrants to the Investor with an exercise price per share of $3.25. The Series A Warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029 for the Investor and January 27, 2028 for the Affiliates Investors. The Series B Warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029 for the Investor and the Affiliate Investors’ were due to expire on January 27, 2024. The registered direct offering closed on July 27, 2022. On October 13, 2023, the Investors exercised 682,769 of Series B Warrants and the Company received approximately $2.2 million in proceeds from these warrant exercises. In January 2024, the Affiliate Investors exercised 59,211 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

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

On May 16, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. As of March 31, 2024, all of the pre-funded warrants were exercised.

The gross proceeds to the Company from the 2023 Registered Offering were approximately $4.0 million and net proceeds after deducting the placements agent’s fees and other offering expenses payable by the Company were approximately $3.5 million.

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of March 31, 2024:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2023	6,195,456	$3.28
Issued	—	—
Exercised	(59,211)	3.55
Balance at March 31, 2024	6,136,245	$3.28

The weighted average contractual life of the outstanding warrants is 4.26 years.

On November 15, 2023, the Company entered into a Sales Agreement and established the ATM Program, pursuant to which the Company may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the Sales Agreement, the sales agent is entitled to compensation of 3.0% of the gross offering proceeds of all shares sold through it pursuant to the Sales Agreement.

The Company sold 1,121,793 shares of its common stock under the ATM Program at a weighted-average price of $3.95 per share, raising $4.4 million of gross proceeds and net proceeds of $4.3 million, after deducting commissions to the sales agent for the three months ended March 31, 2024.

As of March 31, 2024, the Company sold a total of 1,819,914 shares of its common stock under the ATM Program, at a weighted-average price of $3.88 per share, raising $7.1 million of gross proceeds and net proceeds of $6.7 million, after deducting commissions to the sales agent and other ATM Program related expenses.

As of March 31, 2024, the Company has $9.9 million available under the ATM Program.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 3,454,915 shares of common stock, subject to adjustments as provided in the Plan, of which 231,720, are currently still available for issuance as of March 31, 2024. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $181,720 for each of the three months ended March 31, 2024 and 2023, respectively, related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,916 for each of the three months ended March 31, 2024 and 2023, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 for each of the three months ended March 31, 2024 and 2023, respectively, related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,378 for each of the three months ended March 31, 2024 and 2023, respectively, related to compensation expense for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $109,521 and $36,508 for the three months ended March 31, 2024 and 2023, respectively, related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $26,800 and $0 for the three months ended March 31, 2024 and 2023, respectively, related to compensation expense for these options.

In February 2024, the Company granted stock options to purchase a total of 835,000 shares of common stock to its four employees and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $3.15, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $61,238 for the three months ended March 31, 2024 related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2024		2023
Expected term	6.8	years	7.0	years
Volatility	103%		98%
Dividend yield	—%		—%
Risk-free interest rate	4.28%		3.85%
Weighted average grant date fair value	$2.64		$2.81

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2023	2,985,000	$5.64	7.81	$251,550
Granted	835,000	3.15	9.92
Exercised	—	—	—
Forfeited	—	—	—
Outstanding, vested and expected to vest at March 31, 2024	3,820,000	$5.10	8.07	$—
Exercisable	2,492,056	$5.92	7.40	$—

The total non-cash compensation expense for these options not yet recognized as of March 31, 2024 was $3,768,883. The weighted average vesting period for the unvested options is 2.25 years. The weighted average grant date fair value of all options granted is $3.96 as of March 31, 2024. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 shares of common stock with grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-month terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 and $46,743 for the three months ended March 31, 2024 and 2023, respectively.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $0 and $119,160 for the three months ended March 31, 2024 and 2023, respectively.

In the fourth quarter of 2023, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 116,000 shares of common stock with grant date fair values ranging from $1.50 to $5.18 and cash payments. These contracts had four to six-months terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $76,600 and $0 for the three months ended March 31, 2024 and 2023, respectively.

In the first quarter of 2024, the Company entered into two respective agreements with consultants to provide investor relation services for four-month terms. The cash payments are expensed over the service period and the equity components are expensed consistent with the various contractual vesting periods. Per the agreements, the Company will issue a total of 120,000 shares of common stock, evenly over the four-month service period. As of March 31, 2024, the Company granted 70,000 shares with grant date fair values ranging from $2.84 to $4.81, pursuant to the agreements and recorded general and administrative expenses of $229,000 for the three months ended March 31, 2024.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per shares of common stock for the three months ended March 31, 2024 and 2023 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 6,136,245 warrants and 3,820,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). During the fourth quarter of 2023, the Company achieved the Phase 2 clinical trial milestone and included $150,000 as a part of accounts payable and accrued expenses as of March 31, 2024 and December 31, 2023. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K (the “2023 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

Overview

We are a late-stage biopharmaceutical company focused on developing a new class of small molecule antibiotics for difficult-to-treat bacterial infections. Our approach is to develop antibiotic candidates with a Gram-positive selective spectrum (“GPSS®”) that block the active site of the Gram positive specific bacterial enzyme deoxyribonucleic acid (“DNA”) polymerase IIIC ("pol IIIC”), inhibiting DNA replication and leading to Gram-positive bacterial cell death. Our research and development (“R&D”) pipeline includes antibiotic product candidates that target Gram-positive bacteria, including Clostridioides difficile, methicillin-resistant Staphylococcus aureus (“MRSA”), vancomycin resistant Enterococcus (“VRE”) and drug-resistant Streptococcus pneumoniae (“DRSP”).

These bacterial targets are listed as priority pathogens by the World Health Organization (“WHO”), the United States (“U.S.”) Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA.

Our Market Opportunity

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

We believe we are developing the first DNA pol IIIC inhibitor to enter Phase 3 clinical trials and our Phase 2 clinical trial has provided positive clinical trial results for our lead pol IIIC antibiotic candidate.

Pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early-stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridioides difficile (“C. difficile”), Enterococcus (including VRE), Staphylococcus (including MRSA), and Streptococcus (including antibiotic resistant strains).

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

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the pol IIIC enzyme, a previously unexploited scientific target. A Phase 2 clinical trial, comprised of a Phase 2a segment and a Phase 2b segment, provided data that demonstrates positive clinical trial results for our lead antibiotic candidate and demonstrates pol IIIC as an appropriate bacterial target.

Our Lead Product Candidate

Currently available antibiotics used to treat C. difficile infections “(CDI”) utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate to work by blocking the DNA pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

Our Other Candidates

We also have an early-stage pipeline of antibiotic product candidates with the same previously unexploited mechanism of action, which has established proof of concept in animal studies. This pipeline includes ACX-375C, a potential oral and parenteral treatment targeting Gram-positive bacteria, including MRSA, VRE and PRSP.

We continue to evaluate strategic transactions for the Company, including a partner for the further development and potential commercialization of our lead antibiotic candidate, ibezapolstat, as well as a potential sale, merger, third-party licensing arrangement or other strategic transaction. At this time, we have no commitments from potential partners or others to provide the Company with capital.

Recent Developments

Completion of the Phase 2b Segment of our Phase 2 Clinical Trial

On October 2, 2023, we discontinued the Phase 2b segment of our clinical trial of our lead antibiotic candidate, ibezapolstat, targeting the treatment of patients with CDI and we anticipate advancing to Phase 3 clinical trials more expeditiously than originally planned. We made the decision to discontinue the Phase 2b segment of our clinical trial in consultation with our medical and scientific advisors and statisticians based upon observed aggregate blinded data and other factors, including the cost to maintain clinical trial sites and slow enrollment due to COVID-19.

We determined that the Phase 2b segment of our clinical trial performed as anticipated for each of ibezapolstat, our lead antibiotic candidate, and vancomycin, the control agent and a standard of care to treat patients with CDI, with high rates of clinical cure observed across the trial and no emerging safety concerns reported to date. Accordingly, the Independent Data Monitoring Committee was not required to perform an interim analysis of the Phase 2b clinical trial data as originally planned but was supportive of our decision to discontinue the Phase 2b segment of our clinical trial early and will remain involved for our Phase 3 clinical trials. Prior to discontinuing the Phase 2b clinical trial, we notified FDA of our decision to early discontinue the trial. The trial was not discontinued due to safety concerns.

Ibezapolstat Phase 2 Clinical Results

On November 2, 2023, we announced top-line results from the Phase 2b segment of our Phase 2 clinical trial of ibezapolstat in patients with CDI. In the Phase 2b segment of the clinical trial, the observed Clinical Cure rate in the per protocol population was 15 of 16 patients (94%) in the ibezapolstat arm and 14 out of 14 patients (100%) in the vancomycin arm, respectively. In the Phase 2a segment of the clinical trial that evaluated ibezapolstat in patients with CDI, the observed Clinical Cure rate in the per protocol population was 10 out of 10 patients (100%).  In a post hoc analysis conducted with the data available at the time of discontinuation of the trial, the overall observed Clinical Cure rate for ibezapolstat in the combined Phase 2a and Phase 2b segments of the clinical trial in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in the Phase 2a segment in the per protocol population, plus 15 out of 16 (94%) patients in the Phase 2b segment  We believe that, based on the post hoc pooled Phase 2 ibezapolstat Clinical Cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), Phase 3 trials conducted in accordance with the applicable FDA Guidance for Industry (October 2022) would be able to demonstrate the non-inferiority of ibezapolstat to vancomycin, though there can be no assurance that these early-stage, Phase 2 data will predict results in Phase 3 clinical trials.

Further analysis of the secondary and exploratory endpoints from the Phase 2b segment showed the following:

●	15 of 15 (100%) of the ibezapolstat-treated patients who achieved Clinical Cure (CC) at end of treatment (EOT) remained free of C. difficile Infection (CDI) recurrence through one month after EOT, for a Sustained Clinical Cure (SCC) rate of 100%. In the Phase 2a segment, 10 of 10 (100%) of the ibezapolstat-treated patients who had achieved CC at EOT remained free of CDI recurrence through one month after EOT, for an SCC rate of 100%;
●	2 of 14 patients treated with standard of care, vancomycin, experienced recurrent infection within one month after EOT for a SCC of 86%;

For extended clinical cure, data also showed that 100% (5 of 5) of ibezapolstat-treated patients who agreed to observation for up to three months following CC at EOT experienced no recurrence of infection;

●	Additional microbiology and microbiome analysis of patients in the Phase 2b segment data showed that ibezapolstat outperformed vancomycin showing eradication of fecal C. difficile at Day 3 of treatment in 15 of 16 treated patients (94%), versus vancomycin which had eradication of C. difficile in 10 of 14 treated patients (71%); and
●	Ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species believed to confer health benefits including to prevent recurrence of CDI.

Ibezapolstat was well-tolerated in the Phase 2 clinical trial.  In the Phase 2b segment, there were three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. In the Phase 2a segment, there were seven adverse events reported in four patients, with only one (nausea) likely related to ibezapolstat.  One severe adverse event occurred (an exacerbation of a migraine headache) but was considered to be unrelated to ibezapolstat.   There were no drug-related treatment withdrawals or no drug-related serious adverse events, or other safety findings of concern in either segment of the Phase 2 clinical trial.

Further analyses will be forthcoming regarding other exploratory endpoints from the Phase 2b segment of the Phase 2 clinical trial later this year. The Company anticipates presenting data from the Phase 2 clinical trial at one or more scientific conferences throughout 2024.

We convened an End-of-Phase 2 Meeting with FDA in April 2024 and expect to report the results of the FDA meeting as soon as the Company receives final meeting minutes from FDA which we anticipate in May 2024.

2023 At-the-Market Offering

On November 15, 2023, we entered into a Sales Agreement and established an “ATM Program”, pursuant to which we may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the Sales Agreement, the sales agent is entitled to compensation of 3.0% of the gross offering proceeds of all shares of common stock sold through it pursuant to the Sales Agreement.

As of the period ended March 31, 2024, we sold a total of 1,819,914 shares of our common stock under the ATM Program at a weighted-average price of $3.88 per share, raising $7.1 million of gross proceeds and net proceeds of $6.7 million, after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $9.9 million available for future sales of shares of common stock under the ATM Program.

2023 Registered Direct Offering

On May 16, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which we issued and sold, in a registered direct offering by us directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. As of March 31, 2024, all of the pre-funded warrants were exercised.

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

In a concurrent private placement (the “2023 Private Placement” and together with the 2023 Registered Offering, the “2023 Offerings”), we issued to the 2023 Investor Series C Warrants exercisable for an aggregate of 1,333,333 shares of common stock at an exercise price of $3.26 per share and Series D Warrants exercisable for an aggregate of 1,333,333 shares of common stock at an exercise price of $3.26 per share. Each Series C Warrant was exercisable commencing on November 18, 2023 and will expire on November 18, 2025. Each Series D Warrant was exercisable commencing on November 18, 2023 and will expire on November 19, 2029.

The 2023 Offerings closed on May 18, 2023.

In connection with the 2023 Offerings, we also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, we amended our existing Series A Warrants to purchase up to an aggregate of 1,230,769 shares of our common stock and Series B Warrants to purchase up to an aggregate of 1,230,769 shares of our common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that effective upon the closing of the 2023 Offerings, the Existing Warrants were amended to have a termination date of May 18, 2029.

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

Results of Operations

Three Months Ended March 31, 2024 Compared to the Three Months Ended March 31, 2023

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2024 compared with the three months ended March 31, 2023:

	Three Months Ended
	March 31,		Percentage
	2024	2023	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,555	$1,016	53%
General and Administrative	2,823	1,887	50%
TOTAL OPERATING EXPENSES	4,378	2,903	51%
Net Loss	$(4,378)	$(2,903)	51%

Research and Development Expenses

Research and development expenses were $1.6 million for the three months ended March 31, 2024 and $1.0 million for the three months ended March 31, 2023, an increase of $0.6 million primarily due to increase in manufacturing related costs.

General and Administrative Expenses

General and administrative expenses were $2.8 million for the three months ended March 31, 2024 and $1.9 million for the three months ended March 31, 2023, an increase of $0.9 million. The increase was primarily due to $0.7 million increase in professional fees and $0.2 million increase in share-based compensation costs.

Net Loss

Net loss was $4.4 million for the three months ended March 31, 2024, and $2.9 million for the three months ended March 31, 2023, an increase of $1.5 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $57.6 million as of March 31, 2024. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $6.7 million after deducting sales agent commissions and other related expenses of $0.2 million.

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

As of March 31, 2024, we had working capital of $6.0 million, consisting primarily of $8.9 million of cash and $0.2 million of prepaid expenses, offset by $3.1 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Three Months Ended
	March 31,
	2024	2023

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(3,063)	$(1,933)
Financing activities	4,510	—
Net increase/(decrease) in cash	$1,447	$(1,933)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2024. The net loss was greater than the net cash used in operating activities by $1.3 million, primarily attributable to share-based compensation and share-based vendor payments of $1.2 million.

Net cash used in operating activities was $1.9 million for the three months ended March 31, 2023. The net loss was greater than the net cash used in operating activities by $1.0 million, primarily attributable to share-based compensation and share-based vendor payments of $0.9 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $4.5 million for the three months ended March 31, 2024, which was primarily attributable to the ATM Program.

There was no cash provided from financing activities for the three months ended March 31, 2023.

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

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to us by our vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the financial statements as prepaid or accrued research and development expense, as applicable. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. Although we do not expect our estimates to be materially different from amounts actually incurred, our estimate of the status and timing of services performed relative to the actual status and timing of services performed may vary.

Share-Based Compensation

We account for the cost of services performed by employees, directors and consultants received in exchange for an award of the Company’s, common stock or stock options, based on the grant-date fair value of the award. We recognize compensation expense based on the requisite service period.

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

Recent Accounting Pronouncements

The Financial Accounting Standards Board has issued certain accounting pronouncements as of March 31, 2024 that will become effective in subsequent periods; however, we do not believe that any of those pronouncements would have significantly affected our financial accounting measurements or disclosures had they been in effect, or that they will have a significant impact on us at the time they become effective.

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include the following:

●	We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
●	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are reliant on the success of our lead product candidate, ibezapolstat, which we are developing for the treatment of CDI. If we are unable to commercialize ibezapolstat, or experience significant delays in doing so, our business will be materially harmed.
●	If serious adverse or inappropriate side effects are identified during the development of ibezapolstat or any other product candidate, we may need to abandon or limit our development of that product candidate.
●	Ibezapolstat or our other product candidates may never achieve sufficient market acceptance even if we obtain regulatory approval.
●	We are exposed to product liability, and non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.
●	Our current and future operations substantially depend on our management team and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.
●	Our failure to complete or meet key milestones relating to the development of our technologies and proposed products and formulations would significantly impair our financial condition.
●	We will compete with larger and better capitalized companies, and competitors in the drug development or pharmaceutical industries may develop competing products which outperform or supplant our proposed products.
●	A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially and adversely affect our business.
●	Global market and economic conditions may negatively impact our business, financial condition and share price.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.

●	If clinical trials of our lead product candidate fail to demonstrate safety and efficacy to the satisfaction of the FDA, or the EMA, or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of ibezapolstat or any other product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.
●	Risks associated with operating in foreign countries could materially adversely affect our product development should we elect to extend development outside the U.S.
●	Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing ibezapolstat or any other product candidate if and when such product candidates are approved.
●	We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If ultimate users of our product candidates are unable to obtain adequate reimbursement from third- party payers, or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve material revenues.
●	We may be involved in lawsuits to protect or enforce our patents.
●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	The price of our stock may be volatile, and you could lose all or part of your investment.
●	Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	We may fail to comply with evolving privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
●	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $4.4 million for the three months ended March 31, 2024 and $14.6 million for the year ended December 31, 2023. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of March 31, 2024, we had approximately $8.9 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the period ended March 31, 2024, we sold a total of 1,819,914 shares of our common stock under the ATM Program, at a weighted-average price of $3.88 per share, raising $7.1 million of gross proceeds and net proceeds of $6.7 million after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $9.9 million available for future sales of shares of common stock under the Sales Agreement. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the period ended March 31, 2024. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Until such time as we can generate substantial revenue from product sales, if ever, we expect to finance our cash needs through a combination of public and private equity offerings, debt financings, strategic partnerships, and alliances and licensing arrangements. To the extent that we raise additional capital through the sale of equity or debt securities, your ownership interest will be diluted, and the terms may include liquidation or other preferences that adversely affect your rights as a stockholder. The incurrence of indebtedness would result in increased fixed payment obligations and could involve restrictive covenants, such as limitations on our ability to incur additional debt, limitations on our ability to acquire or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. If we raise additional funds through strategic partnerships and alliances and licensing arrangements with third parties, we may have to relinquish valuable rights to our technologies or product candidates, or grant licenses on terms unfavorable to us. If we are unable to raise additional capital through equity or debt financings when needed, we may be required to delay, limit, reduce or terminate our product development or future commercialization efforts, or grant rights to develop and market product candidates that we would otherwise develop and market ourselves.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-Q;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;

●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our 2023 Annual Report, these factors include:

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

Our officers, directors and their affiliates currently collectively own 4,757,766 shares of our common stock (on an as-converted basis) or approximately 26% of our outstanding shares of common stock (on an as-converted basis) as of March 31, 2024. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

New privacy and data security laws have been proposed in more than half of the states in the U.S. and in the U.S. Congress, reflecting a trend toward more stringent privacy legislation in the U.S., which trend may accelerate with increasing concerns about individual privacy. The existence of comprehensive privacy laws in different states in the U.S. may make our compliance obligations more complex and costly, may require us to modify our data processing practices and policies, and may require us to incur substantial costs and potential liability in an effort to comply.

In California, the California Consumer Privacy Act (“CCPA”), which became effective in 2020, broadly defines personal information, gives California residents expanded individual privacy rights and protections, provides for civil penalties for violations and gives California residents a private right of action for data breaches in certain cases. Further, the California Privacy Rights Act (“CPRA”), which became effective in 2023 and amends the CCPA, imposes additional obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It also created a new California Privacy Protection Agency authorized to issue substantive regulations and is expected to result in increased privacy and information security enforcement. The CPRA also extends the provisions of both the

CCPA and the CPRA to the personal information of California-based employees. While there is an exception for certain health information, including protected health information that is subject to HIPAA, and clinical trial data, the CCPA may impact our business activities if we become a “Business” regulated by the CCPA. Further, there continues to be some uncertainly about how certain provisions of the CCPA will be interpreted and how some areas of the law will be enforced. We will continue to monitor developments related to the CCPA and anticipate additional costs and expenses associated with compliance.

In addition to the CCPA, broad consumer privacy laws recently went into effect in Virginia on January 1, 2023, in Colorado and Connecticut on July 1, 2023, and in Utah on December 31, 2023. New privacy laws will also become effective in Florida, Montana, Oregon and Texas in 2024, in Delaware, Iowa, New Hampshire, New Jersey, and Tennessee in 2025, and in Indiana in 2026. In addition, numerous other states are considering new comprehensive privacy laws.

Other U.S. states, such as New York and Massachusetts have enacted stringent data security laws and numerous other states have proposed similar laws. Additionally, various states, such as California and Massachusetts, have implemented similar privacy laws and regulations, such as the California Confidentiality of Medical Information Act, that impose restrictive requirements regulating the use and disclosure of health information and other personally identifiable information. These laws and regulations are not necessarily preempted by HIPAA, particularly if a state affords greater protection to individuals than HIPAA. Where state laws are more protective, we have to comply with the stricter provisions. In addition to fines and penalties imposed upon violators, some of these state laws also afford private rights of action to individuals who believe their personal information has been misused. California’s patient privacy laws, for example, provide for penalties of up to $250,000 and permit injured parties to sue for damages. Similarly, as discussed above, the CCPA allows consumers a private right of action when certain personal information is subject to unauthorized access and exfiltration, theft or disclosure due to a business’ failure to implement and maintain reasonable security procedures.

Furthermore, over the past few years, the number of privacy-related enforcement actions in the U.S., and in many cases the fines, have steadily increased. Failure to comply with these current and future laws, policies, industry standards, or legal obligations. or any data breach involving personal information, may result in government enforcement actions, litigation, fines, and penalties, private litigation, or adverse publicity, and could cause our customers, business partners, and investors to lose trust in us which could have a material adverse impact on our business, results of our operations, and our financial condition. We continue to face uncertainty as to the exact interpretation of the new requirements on our clinical trials and we may be unsuccessful in implementing all measures required by data protection authorities or courts in interpretation of the new law.

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

In the European Union (“EU”) and the United Kingdom (“UK”), we may face particular privacy, data security, and data protection risks in connection with requirements of EU’s General Data Protection Regulation (“GDPR”), the GDPR as it existed on December 31, 2020 but subject to certain UK specific amendments incorporated into UK law on January 1, 2021 under the UK GDPR and other data protection requirements. The regulatory framework for collecting, using, safeguarding, sharing, transferring and other processing of information worldwide is rapidly evolving and is likely to remain uncertain for the foreseeable future. The withdrawal of the UK from the EU and the subsequent separation of the data protection regimes of these territories means we are required to comply with separate data protection laws in the EU and the UK, which may lead to additional compliance costs and could increase our overall risk. Similar laws and regulations govern our processing of personal data, including the collection, access, use, analysis, modification, storage, transfer, security breach notification, destruction and disposal of personal data. For example, the collection, use, disclosure, transfer, or other processing of personal data regarding individuals in the EU, including personal health data, is subject to the GDPR, which took effect across all Member States of the European Economic Area (“EEA”) on May 25, 2018, and as still in effect in the UK as the “UK GDPR”. On June 28, 2021, the EU Commission adopted decisions on the UK’s adequacy under the EU GDPR, and the UK continues to operate under this adequacy decision. The GDPR applies to any company established in the EU as well as to those outside the EU that process personal data in connection with the offering of goods or services to individuals in the EU or the monitoring of their behavior. The GDPR imposes a broad range of data protection obligations on controllers and/or processors, as applicable, that must be complied with when processing personal data subject to the GDPR, including, for example, providing expanded disclosures about how their personal data will be used; higher standards for organizations to demonstrate that they have obtained valid consent or have another legal basis in place to justify their data processing activities; the obligation to appoint data protection officers in certain circumstances; new rights for individuals to be “forgotten” and rights to data portability, as well as enhanced current rights (e.g., access requests); the principal of accountability and demonstrating compliance through policies, procedures, training and audit; limitations on retention of information; mandatory data breach notification requirements; safeguards to protect the security and confidentiality of personal data; restrictions on transfers of personal data outside of the EU to third countries deemed to lack adequate privacy protections (such as the U.S.), and onerous new obligations and liabilities on services providers or data processors. In particular, medical or health data, genetic data and biometric data are all classified as “special category” data under the GDPR and afford greater protection and require additional compliance obligations. Further, the UK and EU member states have a broad right to impose additional conditions—including restrictions—on these data categories. This is because the GDPR allows EU member states to derogate from the requirements of the GDPR mainly in regard to specific processing situations (including special category data and processing for scientific or statistical purposes). Non-compliance with the GDPR may result in monetary penalties of up to €20 million or 4% of worldwide revenue, whichever is greater. Moreover, data subjects can claim damages resulting from infringement of the GDPR. The GDPR further grants non-profit organizations and consumer organizations the right to bring claims on behalf of data subjects. The GDPR and other changes in laws or regulations associated with the enhanced protection of certain types of personal data, such as healthcare data or other sensitive information, could greatly increase our cost of providing our products and services or even prevent us from offering certain services in jurisdictions that we may operate in. The GDPR may increase our responsibility and liability in relation to personal data that we process where such processing is subject to the GDPR, and we may be required to put in place additional mechanisms to ensure compliance with the GDPR, including as implemented by individual EU Member States. Compliance with the GDPR is a rigorous and time-intensive process that may increase our cost of doing business or require us to change our business practices, and despite those efforts, there is a risk that we may be subject to fines and penalties, litigation, and reputational harm in connection with any activities in the EU.

Further, as referenced above, following the UK’s withdrawal from the EU (i.e., Brexit), and the expiry of the Brexit transition period, which ended on December 31, 2020, the EU GDPR has been implemented in the UK (as the UK GDPR). The UK GDPR sits alongside the UK Data Protection Act 2018 which implements certain derogations in the EU GDPR into UK law. Under the UK GDPR, companies not established in the UK but who process personal data in relation to the offering of goods or services to individuals in the UK, or to monitor their behavior will be subject to the UK GDPR – the requirements of which are (at this time) largely aligned with those under the EU GDPR and as such, may lead to similar compliance and operational costs. Non-compliance with the UK GDPR may result in monetary penalties of up to £17.5 million or 4% of worldwide revenue, whichever is higher.

In addition, we may be unable to transfer personal data from the EU, UK, and other jurisdictions to U.S or other countries due to limitations on cross-border data flows. In particular, the EEA and the UK have significantly regulated the transfer of personal data to the U.S and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses and the newly-adopted Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and the UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups.

If we are investigated by an EEA or UK data protection authority, we may face fines and other penalties, which could have a negative effect on our existing business and on our ability to attract and retain new clients or pharmaceutical partners. We may also experience hesitancy, reluctance, or refusal by EEA, UK, or multi-national clients or pharmaceutical partners to continue to use our products due to the potential risk exposure because of the current (and future) data protection obligations imposed on them by certain data protection authorities in interpretation of current law, including the GDPR and UK GDPR. Such clients or pharmaceutical partners may also view any alternative approaches to compliance as being too costly, too burdensome, too legally uncertain, or otherwise objectionable and therefore decide not to do business with us. Any of the foregoing could materially harm our business, prospects, financial condition, and results of operations.

In addition, many jurisdictions outside of the EEA and the UK are also considering and/or enacting comprehensive data protection legislation. For example, as of August 2020, the Brazilian General Data Protection Law imposes stringent requirements similar to GDPR with respect to personal information collected from individuals in Brazil.

We also continue to see jurisdictions imposing data localization laws. These regulations may interfere with our intended business activities, inhibit our ability to expand into those markets or prohibit us from continuing to offer services in those markets without significant additional costs.

Because the interpretation and application of many domestic and international privacy and data protection laws, commercial frameworks, and standards are uncertain, it is possible that these laws, frameworks, and standards may be interpreted and applied in a manner that is inconsistent with our existing data management practices and policies. It is also possible that by complying with one law, we may be violating another. In addition to the possibility of fines, lawsuits, breach of contract claims, and other claims and penalties, we could be required to fundamentally change our business activities and practices or modify our solutions, which could have an adverse effect on our business. Failure to comply with current and future privacy and data protection laws and regulations could result in government enforcement actions (including the imposition of significant penalties), criminal and civil liability for us and our officers and directors, private litigation and/or adverse publicity that negatively affects our business. Any inability to adequately respond to privacy and security concerns, even if unfounded, or to comply with applicable privacy and data protection laws, regulations, and policies, could result in additional cost and liability to us, damage our reputation, inhibit our ability to conduct trials, and adversely affect our business.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended March 31, 2024.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Acurx Pharmaceuticals, Inc.

Date: May 14, 2024	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 14, 2024	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)