Form 10-Q
period 2024-06-30
Acurx Pharmaceuticals, Inc.
filed 2024-08-08
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2024

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

As of August 8, 2024, there were 16,245,099 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	June 30,	December 31,
	2024	2023
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$6,360,858	$7,474,188
Other Receivable	51,127	129,159
Prepaid Expenses	168,407	105,776
TOTAL ASSETS	$6,580,392	$7,709,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,152,917	$3,042,438
TOTAL CURRENT LIABILITIES	3,152,917	3,042,438

TOTAL LIABILITIES	3,152,917	3,042,438

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 15,996,168 and 14,468,229 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	15,996	14,468
Additional Paid-In Capital	65,130,047	57,871,070
Accumulated Deficit	(61,718,568)	(53,218,853)

TOTAL SHAREHOLDERS’ EQUITY	3,427,475	4,666,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,580,392	$7,709,123

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,825,582	$1,736,386	$3,380,593	$2,751,969
General and Administrative	2,296,244	1,708,854	5,119,122	3,596,228

TOTAL OPERATING EXPENSES	4,121,826	3,445,240	8,499,715	6,348,197

NET LOSS	$(4,121,826)	$(3,445,240)	$(8,499,715)	$(6,348,197)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.26)	$(0.28)	$(0.54)	$(0.53)

Weighted average common shares outstanding, basic and diluted	15,824,654	12,186,481	15,677,426	11,914,449

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021

Share-Based Compensation	—	—	733,472	—	733,472

Share-Based Payments to Vendors	44,186	44	165,859	—	165,903

Net Loss	—	—	—	(2,902,957)	(2,902,957)

Balance at March 31, 2023	11,671,795	$11,672	$46,843,809	$(41,544,042)	$5,311,439

Share-Based Compensation	—	$—	$806,485	$—	$806,485

Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $456,314 cash issuance costs	601,851	602	3,543,010	—	3,543,612

Pre-funded Warrant Exercise	731,482	731	(658)	—	73

Net Loss	—	—	—	(3,445,240)	(3,445,240)

Balance at June 30, 2023	13,005,128	$13,005	$51,192,646	$(44,989,282)	$6,216,369

Balance at January 1, 2024	14,468,229	$14,468	$57,871,070	$(53,218,853)	$4,666,685

Share-Based Compensation	—	—	894,523	—	894,523

Share-Based Payments to Vendors	90,000	90	305,510	—	305,600

Issuance of shares of common stock in At-the-Market sales agreement, net of $135,741 cash issuance costs	1,139,662	1,140	4,298,334	—	4,299,474

Warrant Exercise	59,211	59	210,140	—	210,199

Net Loss	—	—	—	(4,377,889)	(4,377,889)

Balance at March 31, 2024	15,757,102	$15,757	$63,579,577	$(57,596,742)	$5,998,592

Share-Based Compensation	—	$—	$1,016,998	$—	$1,016,998

Share-Based Payments to Vendors	106,000	106	213,394	—	213,500

Issuance of shares of common stock in At-the-Market sales agreement, net of $10,601 cash issuance costs	133,066	133	320,078	—	320,211

Net Loss	—	—	—	(4,121,826)	(4,121,826)

Balance at June 30, 2024	15,996,168	$15,996	$65,130,047	$(61,718,568)	$3,427,475

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2024	2023
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(8,499,715)	$(6,348,197)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	1,911,521	1,539,957
Share-Based Payments to Vendors	519,100	165,903
Changes in Assets and Liabilities:
Other Receivable	78,032	—
Prepaid Expenses	(62,631)	175,013
Accounts Payable and Accrued Expenses	110,479	957,723
Net Cash Used in Operating Activities	(5,943,214)	(3,509,601)

Cash Flow from Financing Activities:
Warrant Exercise	210,199	—
Proceeds from At-the-Market Offering, net of issuance costs	4,619,685	—
Proceeds from Registered Direct Offering, net of issuance costs	—	3,543,612
Pre-funded Warrant Exercise	—	73
Net Cash Provided by Financing Activities	4,829,884	3,543,685

Net Increase/(Decrease) in Cash	(1,113,330)	34,084
Cash at Beginning of Period	7,474,188	9,111,751
Cash at End of Period	$6,360,858	$9,145,835

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2023 Accrued Registered Direct offering costs	$—	$54,058
2023 Registered Direct offering costs (Note 4)	$—	$1,990,153

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and Series A Warrants to purchase 1,289,980 shares of common stock and Series B Warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, Series C Warrants to purchase 1,333,333 shares of common stock and Series D Warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 1,952,980 shares of common stock for gross proceeds of approximately $7.4 million. As of June 30, 2024, the Company had a cash balance of approximately $6.4 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed financial statements for the period ended June 30, 2024. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three and six months ended June 30, 2024, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

During the second quarter of 2024, the Company applied for a qualified small business payroll tax credit for increasing research activities, resulting in an “Other Receivable” on the balance sheet in the amount of $51,127 as of June 30, 2024.

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of June 30, 2024, the Company had cash of approximately $6.4 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,825,582 and $1,736,386 for the three months ended June 30, 2024 and 2023, respectively, and $3,380,593 and $2,751,969 for the six months ended June 30, 2024 and 2023, respectively.

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

Major Vendor

The Company had two major vendors that accounted for approximately 35% and 75% of the research and development expenditures for the three months ended June 30, 2024 and 2023, respectively, and 36% and 71% for the six months ended June 30, 2024 and 2023, respectively.

These vendors also accounted for approximately 63% and 53% of the total accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023 were as follows:

	June 30, 2024	December 31, 2023
Accrued research and development	$2,976,379	$2,263,934
Accrued professional fees	124,096	58,388
Accrued compensation expenses	42,308	716,307
Other accounts payable and accrued expenses	10,134	3,809
Total	$3,152,917	$3,042,438

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 15,996,168 were outstanding as of June 30, 2024.

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

On July 25, 2022, the Company entered into securities purchase agreements with two of the Company’s executives and a member of the Company’s board of directors (collectively, the “Affiliate Investors”), and a single U.S. institutional investor (the “Investor”) pursuant to which the Company issued and sold in a registered direct offering an aggregate of 1,159,211 shares of common stock and pre-funded warrants to purchase an aggregate of 130,769 shares of common stock. The Affiliate Investors purchased an aggregate of 59,211 shares of common stock at a purchase price of $3.80 per share. The Investor purchased an aggregate of 1,100,000 shares of common stock at a purchase price of $3.25 per share and an aggregate of 130,769 pre-funded warrants at a purchase price of $3.2499 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. All of the pre-funded warrants were exercised in August of 2022. The Company also issued to the Affiliate Investors and the Investor in a concurrent private placement, Series A Warrants to purchase 1,289,980 shares of common stock and Series B Warrants to purchase 1,289,980 shares of common stock, all of which are deemed equity classified. These warrants included 59,211 Series A Warrants and an aggregate of 59,211 Series B Warrants to the Affiliate Investors with an exercise price per share of $3.55 and an aggregate of 1,230,769 Series A Warrants and an aggregate of 1,230,769 Series B Warrants to the Investor with an exercise price per share of $3.25. The Series A Warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029 for the Investor and January 27, 2028 for the Affiliates Investors. The Series B Warrants were exercisable commencing on January 27, 2023 and will expire on May 18, 2029 for the Investor and the Affiliate Investors’ Series B Warrants were due to expire on January 27, 2024. The registered direct offering closed on July 27, 2022. On October 13, 2023, the Investors exercised 682,769 of Series B Warrants and the Company received approximately $2.2 million in proceeds from these warrant exercises. In January 2024, the Affiliate Investors exercised 59,211 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

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

On May 16, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. All of the pre-funded warrants were exercised in June of 2023.

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

In connection with the 2023 Offerings, the Company also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, the Company amended its existing Series A warrants to purchase up to an aggregate of 1,230,769 shares of the common stock and Series B warrants to purchase up to an aggregate of 1,230,769 shares of the common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that the amended Existing Warrants have a termination date of May 18, 2029. The Company used the Black-Scholes model to calculate the change in the value of the aforementioned Series A and Series B warrants attributable to the change in the termination date, with an estimated increase in fair value of approximately $2.0 million. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offerings.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of June 30, 2024:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2023	6,195,456	$3.28
Issued	—	—
Exercised	(59,211)	3.55
Balance at June 30, 2024	6,136,245	$3.28

The weighted average contractual life of the outstanding warrants is 4.01 years.

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

The Company sold 1,254,859 shares of its common stock under the ATM Program at a weighted-average price of $3.80 per share, raising $4.8 million of gross proceeds and net proceeds of $4.6 million, after deducting commissions to the sales agent for the six months ended June 30, 2024.

As of June 30, 2024, the Company sold a total of 1,952,980 shares of its common stock under the ATM Program, at a weighted-average price of $3.78 per share, raising $7.4 million of gross proceeds and net proceeds of $7.0 million, after deducting commissions to the sales agent and other ATM Program related expenses. As of June 30, 2024, the Company has $9.6 million available under the ATM Program.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 3,454,915 shares of common stock, subject to adjustments as provided in the Plan, of which 171,720, are currently still available for issuance as of June 30, 2024. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $181,720 and $363,440 for each of the three and six months ended June 30, 2024 and 2023, respectively, related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $490,916 and $981,833 for each of the three and six months ended June 30, 2024 and 2023, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 and $37,900 for each of the three and six months ended June 30, 2024 and 2023, respectively, related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,378 and $10,755 for each of the three and six months ended June 30, 2024 and 2023, respectively, related to compensation expense for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $109,521 for the three months ended June 30, 2024 and 2023, respectively, and $219,042 and $146,029 for the six months ended June 30, 2024 and 2023, respectively, related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $26,800 and $0 for the three months ended June 30, 2024 and 2023, respectively, and $53,600 and $0 for the six months ended June 30, 2024 and 2023, respectively, related to compensation expense for these options.

In February 2024, the Company granted stock options to purchase a total of 835,000 shares of common stock to its four employees and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $3.15, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $183,713 and $244,951 for the three and six months ended June 30, 2024, respectively, related to compensation expense for these options.

In June 2024, the Company granted stock options to purchase a total of 60,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.38, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded $0 for the three and six months ended June 30, 2024, respectively, related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2024		2023
Expected term	6.72	years	6.9	years
Volatility	103%		98%
Dividend yield	—%		—%
Risk-free interest rate	4.28%		3.85%
Weighted average grant date fair value	$2.59		$2.75

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2023	2,985,000	$5.64	7.81	$251,550
Granted	895,000	3.10	9.69	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at June 30, 2024	3,880,000	$5.05	7.86	$—
Exercisable	2,800,139	$5.77	7.26	$—

The total non-cash compensation expense for these options not yet recognized as of June 30, 2024 was $2,862,405. The weighted average vesting period for the unvested options is 2.29 years. The weighted average grant date fair value of all options granted is $3.93 as of June 30, 2024. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 shares of common stock with grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-month terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 for the three months ended June 30, 2024 and 2023 and $0 and $46,743 for the six months ended June 30, 2024 and 2023, respectively.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $0 for the three months ended June 30, 2024 and 2023 and $0 and $119,160 for the six months ended June 30, 2024 and 2023, respectively.

In the fourth quarter of 2023, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 116,000 shares of common stock with grant date fair values ranging from $1.50 to $5.18 and cash payments. These contracts had four to six-months terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 for the three months ended June 30, 2024 and 2023 and $76,600 and $0 for the six months ended June 30, 2024 and 2023, respectively.

In the first quarter of 2024, the Company entered into two respective agreements with consultants to provide investor relation services for four-month terms. The cash payments are expensed over the service period and the equity components are expensed consistent with the various contractual vesting periods. Per the agreements, the Company issued a total of 120,000 shares of common stock, evenly over the four-month service period with grant date fair values ranging from $1.87 to $4.81, pursuant to the agreements and recorded general and administrative expenses of $100,700 and $329,700 for the three and six months ended June 30, 2024, respectively.

In the second quarter of 2024, the Company entered into two separate agreements with consultants to provide investor relation services for six-month terms. The cash payments are expensed over the service period and the equity components are expensed consistent with the various contractual vesting periods. Per the agreements, the Company will issue a total of 156,000 shares of common stock. As of June 30, 2024, the Company issued a total of 56,000 shares of common stock at grant date fair values ranging from $1.80 to $2.40, pursuant to the agreements and recorded general and administrative expenses of $112,800 for the three and six months ended June 30, 2024, respectively.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per shares of common stock for the six months ended June 30, 2024 and 2023 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 6,136,245 warrants and 3,880,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). During the fourth quarter of 2023, the Company achieved the Phase 2 clinical trial milestone and included $150,000 as a part of accounts payable and accrued expenses as of June 30, 2024 and December 31, 2023. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

NOTE 9 – SUBSEQUENT EVENTS

As a part of the ATM Program, the Company sold 236,431 shares of its common stock subsequent to June 30, 2024 pursuant to the Sales Agreement at an average price of $2.57 for aggregate net proceeds of approximately $0.6 million as of August 7, 2024. Total sales under the ATM Program since it was implemented in November 2023 are approximately $8.0 million out of the total $17 million ATM facility.

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

Our Lead Product Candidate

Currently available antibiotics used to treat C. difficile infections (“CDI”) utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate to work by blocking the DNA pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

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

Further analysis of the secondary and exploratory endpoints from the Phase 2b segment showed the following:

●	15 of 15 (100%) of the ibezapolstat-treated patients who achieved Clinical Cure (“CC”) at end of treatment (“EOT”) remained free of C. difficile Infection (“CDI”) recurrence through one month after EOT, for a Sustained Clinical Cure (“SCC”) rate of 100%. In the Phase 2a segment, 10 of 10 (100%) of the ibezapolstat-treated patients who had achieved CC at EOT remained free of CDI recurrence through one month after EOT, for an SCC rate of 100%;
●	2 of 14 patients treated with standard of care, vancomycin, experienced recurrent infection within one month after EOT for a SCC of 86%;

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

We convened an End-of-Phase 2 Meeting with the FDA on April 17, 2024 and announced on May 15, 2024 that we had a successful meeting, including confirmation of Phase 3 readiness for ibezapolstat for the treatment of C. difficile infection. Agreement with the FDA was reached on key elements to move forward with our international Phase 3 clinical trial program. Agreement was also reached with the FDA on the complete non-clinical and clinical development plan for filing of a New Drug Application (“NDA”) for marketing approval. Planning continues to advance ibezapolstat into international Phase 3 clinical trials for treatment of C. difficile infection (“CDI”). We are also now preparing to submit requests for guidance to initiate clinical trials in the European Union, the United Kingdom, Japan and Canada, as well as preparing for a manufacturing meeting with the FDA to be scheduled prior to Phase 3 enrollment.

In July 2024, we announced that a new patent has been granted by the United States Patent and Trademark Office (“USPTO”). This patent relates to ibezapolstat and its use to treat C. difficile infection while reducing the recurrence of the infection, as well as improving the health of the gut microbiome. This is the latest in the series of granted patents and pending patent applications that we have filed to protect our proprietary technologies in the field of antimicrobials.

Following our successful End-of-Phase 2 Meeting with the FDA, which confirmed our Phase 3 clinical trial readiness, and per the FDA regulatory requirements, in August 2024, we submitted our request to the FDA for a meeting to review our manufacturing processes and specifications for drug substance and final project and packaging (typically referred to as Chemistry, Manufacturing and Controls (“CMC”)) for our Phase 3 clinical trials. We anticipate the FDA to grant a meeting in the fourth quarter.

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

As of the period ended June 30, 2024, we sold a total of 1,952,980 shares of our common stock under the ATM Program at a weighted-average price of $3.78 per share, raising $7.4 million of gross proceeds and net proceeds of $7.0 million, after deducting commissions to the sales agent and other ATM Program related expenses. As of August 7, 2024, total sales under the ATM Program since it was implemented in November 2023 are approximately $8.0 million out of the total $17 million ATM facility.

There remains approximately $9.0 million available for future sales of shares of common stock under the ATM Program.

2023 Registered Direct Offering

On May 16, 2023, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which we issued and sold, in a registered direct offering by us directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. As of June 30, 2024, all of the pre-funded warrants were exercised.

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

Results of Operations

Three Months Ended June 30, 2024 Compared to the Three Months Ended June 30, 2023

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2024 compared with the three months ended June 30, 2023:

	Three Months Ended
	June 30,		Percentage
	2024	2023	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,826	$1,736	5%
General and Administrative	2,296	1,709	34%
TOTAL OPERATING EXPENSES	4,122	3,445	20%
Net Loss	$(4,122)	$(3,445)	20%

Research and Development Expenses

Research and development expenses were $1.8 million for the three months ended June 30, 2024 and $1.7 million for the three months ended June 30, 2023, an increase of $0.1 million primarily due to $0.4 million increase in manufacturing related costs offset by $0.3 million decrease in consulting fees.

General and Administrative Expenses

General and administrative expenses were $2.3 million for the three months ended June 30, 2024 and $1.7 million for the three months ended June 30, 2023, an increase of $0.6 million. The increase was primarily due to $0.3 million increase in professional fees and $0.2 million increase in share-based compensation related costs.

Net Loss

Net loss was $4.1 million for the three months ended June 30, 2024, and $3.4 million for the three months ended June 30, 2023, an increase of $0.7 million, due to the reasons stated above.

Six Months Ended June 30, 2024 Compared to the Six Months Ended June 30, 2023

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2024 compared with the six months ended June 30, 2023:

	Six Months Ended
	June 30,		Percentage
	2024	2023	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$3,381	$2,752	23%
General and Administrative	5,119	3,596	42%
TOTAL OPERATING EXPENSES	8,500	6,348	34%
Net Loss	$(8,500)	$(6,348)	34%

Research and Development Expenses

Research and development expenses were $3.4 million for the six months ended June 30, 2024 and $2.8 million for the six months ended June 30, 2023, an increase of $0.6 million primarily due to $0.8 million increase in manufacturing related costs offset by $0.2 million decrease in consulting fees.

General and Administrative Expenses

General and administrative expenses were $5.1 million for the six months ended June 30, 2024 and $3.6 million for the six months ended June 30, 2023, an increase of $1.5 million. The increase was primarily due to $1.0 million increase in professional fees, $0.4 million increase in share-based compensation costs and $0.1 million increase in legal costs.

Net Loss

Net loss was $8.5 million for the six months ended June 30, 2024, and $6.3 million for the six months ended June 30, 2023, an increase of $2.2 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $61.7 million as of June 30, 2024. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $7.0 million after deducting sales agent commissions and other related expenses of $0.4 million.

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

As of June 30, 2024, we had working capital of $3.4 million, consisting primarily of $6.4 million of cash, $0.2 million of other receivable and prepaid expenses, offset by approximately $3.2 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Six Months Ended
	June 30,
	2024	2023

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(5,943)	$(3,510)
Financing activities	4,830	3,544
Net increase/(decrease) in cash	$(1,113)	$34

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.9 million for the six months ended June 30, 2024. The net loss was greater than the net cash used in operating activities by $2.6 million, primarily attributable to share-based compensation and share-based vendor payments of $2.4 million.

Net cash used in operating activities was $3.5 million for the six months ended June 30, 2023. The net loss was greater than the net cash used in operating activities by $2.8 million, primarily attributable to share-based compensation and share-based vendor payments of $1.7 million and increase in accounts payable and accrued expenses of $0.9 million and decrease in prepaid expenses of $0.2 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $4.8 million for the six months ended June 30, 2024, which was primarily attributable to the ATM Program.

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

Recent Accounting Pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

PART II - OTHER INFORMATION

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include the following:

●	We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
●	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are reliant on the success of our lead product candidate, ibezapolstat, which we are developing for the treatment of CDI. If we are unable to commercialize ibezapolstat, or experience significant delays in doing so, our business will be materially harmed.
●	If serious adverse or inappropriate side effects are identified during the development of ibezapolstat or any other product candidate, we may need to abandon or limit our development of that product candidate.
●	Ibezapolstat or our other product candidates may never achieve sufficient market acceptance even if we obtain regulatory approval.
●	We are exposed to product liability, and non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.
●	Our current and future operations substantially depend on our management team and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.
●	Our failure to complete or meet key milestones relating to the development of our technologies and proposed products and formulations would significantly impair our financial condition.
●	We will compete with larger and better capitalized companies, and competitors in the drug development or pharmaceutical industries may develop competing products which outperform or supplant our proposed products.
●	A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially and adversely affect our business.
●	Global market and economic conditions may negatively impact our business, financial condition and share price.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.

●	If clinical trials of our lead product candidate fail to demonstrate safety and efficacy to the satisfaction of the FDA, or the European Medicines Agency (“EMA”), or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of ibezapolstat or any other product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.
●	Risks associated with operating in foreign countries could materially adversely affect our product development should we elect to extend development outside the U.S.
●	Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing ibezapolstat or any other product candidate if and when such product candidates are approved.
●	We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If ultimate users of our product candidates are unable to obtain adequate reimbursement from third- party payers, or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve material revenues.
●	We may be involved in lawsuits to protect or enforce our patents.
●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	The price of our stock may be volatile, and you could lose all or part of your investment.
●	Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	We may fail to comply with evolving privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
●	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $8.5 million for the six months ended June 30, 2024 and $14.6 million for the year ended December 31, 2023. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

A critical aspect of our strategy is to invest significantly in our clinical and regulatory development for our lead program. To become and remain profitable, we must develop and eventually commercialize products with significant market potential, which we may never achieve. Even if we succeed in commercializing one or more of these product candidates, we will continue to incur losses for the foreseeable future relating to our substantial research and development expenditures to develop our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter-to-quarter and year-to-year, such that a period-to-period comparison of our results of operations may not be a good indication of our future performance. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of our company could also cause you to lose all or part of your investment.

Our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern.

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2023, that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of June 30, 2024, we had approximately $6.4 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the period ended June 30, 2024, we sold a total of 1,952,980 shares of our common stock under the ATM Program, at a weighted-average price of $3.78 per share, raising $7.4 million of gross proceeds and net proceeds of $7.0 million after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $9.6 million available for future sales of shares of common stock under the Sales Agreement. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed financial statements for the period ended June 30, 2024. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, contract manufacturing organizations (“CMOs”) and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic.

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

Following any initial regulatory approval of any drugs we may develop, we will also be subject to continuing regulatory oversight, including the review of adverse drug experiences and safety data that are reported after our drug products are made commercially available. This would include results from any post-marketing studies or surveillance to monitor the safety and efficacy of the drug product required as a condition of approval or agreed to by us. Any regulatory approvals that we receive for our product candidates may also be subject to limitations on the approved uses for which the product may be marketed. Other ongoing regulatory requirements include, among other things, submissions of safety and other post-marketing information and reports, registration and listing, as well as continued maintenance of our marketing application, compliance with cGMP requirements and quality oversight, compliance with post-marketing commitments, and compliance with good clinical practice (“GCP”) for any clinical trials that we conduct post-approval. Failure to comply with these requirements could result in warning or untitled letters, criminal or civil penalties, recalls, or product withdrawals. In addition, we are conducting our clinical trials and we intend to seek approval to market our product candidates in jurisdictions outside of the United States, and therefore will be subject to, and must comply with, regulatory requirements in those jurisdictions.

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

The Hatch-Waxman Amendments to the federal Food, Drug, and Cosmetic Act (“FDCA”) authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the NDA provisions of the statute pursuant to abbreviated new drug applications (“ANDAs”), and also created the Section 505(b)(2) NDA pathway. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug and must demonstrate to the FDA that the generic drug product is identical to the reference listed drug (“RLD”) with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the reference listed drug. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Such products, if approved and depending upon the scope of the changes made to the reference drug, may also compete with any product candidates for which we receive approval.

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

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. For example, the 2021 Consolidated Appropriations Act signed into law on December 27, 2020 incorporated extensive healthcare provisions and amendments to existing laws, including a requirement that all manufacturers of drug products covered under Medicare Part B report the product’s average sales price to the Centers for Medicare and Medicaid Services (“CMS”) beginning on January 1, 2022, subject to enforcement via civil money penalties. The U.S. Department of Health and Human Services (“DHHS”) has also solicited feedback on various measures intended to lower drug prices and reduce the out-of-pocket costs of drugs and has implemented others under its existing authority.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited interim condensed financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-Q;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Our officers, directors and their affiliates currently collectively own 5,023,766 shares of our common stock (on an as-converted basis) or approximately 27% of our outstanding shares of common stock (on an as-converted basis) as of June 30, 2024. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

In addition, we may be unable to transfer personal data from the EU, UK, and other jurisdictions to U.S. or other countries due to limitations on cross-border data flows. In particular, the EEA and the UK have significantly regulated the transfer of personal data to the U.S. and other countries whose privacy laws it believes are inadequate. Other jurisdictions may adopt similarly stringent interpretations of their data localization and cross-border data transfer laws. Although there are currently various mechanisms that may be used to transfer personal data from the EEA and the UK to the U.S. in compliance with law, such as the EEA and UK’s standard contractual clauses and the newly-adopted Data Privacy Framework, these mechanisms are subject to legal challenges, and there is no assurance that we can satisfy or rely on these measures to lawfully transfer personal data to the U.S. If there is no lawful manner for us to transfer personal data from the EEA, the UK or other jurisdictions to the U.S., or if the requirements for a legally-compliant transfer are too onerous, we could face significant adverse consequences, including the interruption or degradation of our operations, the need to relocate part of or all of our business or data processing activities to other jurisdictions at significant expense, increased exposure to regulatory actions, substantial fines and penalties, the inability to transfer data and work with partners, vendors and other third parties, and injunctions against our processing or transferring of personal data necessary to operate our business. Additionally, companies that transfer personal data out of the EEA and the UK to other jurisdictions, particularly to the U.S., are subject to increased scrutiny from regulators, individual litigants, and activist groups.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the six months ended June 30, 2024.

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

Acurx Pharmaceuticals, Inc.

Date: August 8, 2024	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 8, 2024	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)