Form 10-Q
period 2024-09-30
Acurx Pharmaceuticals, Inc.
filed 2024-11-12
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2024

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

As of November 12, 2024, there were 16,892,548 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2024	2023
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$5,762,564	$7,474,188
Other Receivable	97,373	129,159
Prepaid Expenses	122,822	105,776
TOTAL ASSETS	$5,982,759	$7,709,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,318,765	$3,042,438
TOTAL CURRENT LIABILITIES	3,318,765	3,042,438

TOTAL LIABILITIES	3,318,765	3,042,438

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 16,770,378 and 14,468,229 shares issued and outstanding at September 30, 2024 and December 31, 2023, respectively	16,770	14,468
Additional Paid-In Capital	67,187,389	57,871,070
Accumulated Deficit	(64,540,165)	(53,218,853)

TOTAL SHAREHOLDERS’ EQUITY	2,663,994	4,666,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$5,982,759	$7,709,123

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2024	2023	2024	2023
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,198,184	$1,348,985	$4,578,777	$4,100,954
General and Administrative	1,623,413	1,765,996	6,742,535	5,362,224

TOTAL OPERATING EXPENSES	2,821,597	3,114,981	11,321,312	9,463,178

NET LOSS	$(2,821,597)	$(3,114,981)	$(11,321,312)	$(9,463,178)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.17)	$(0.24)	$(0.71)	$(0.77)

Weighted average common shares outstanding, basic and diluted	16,363,473	13,005,128	15,907,778	12,282,004

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021

Share-Based Compensation	—	—	733,472	—	733,472

Share-Based Payments to Vendors	44,186	44	165,859	—	165,903

Net Loss	—	—	—	(2,902,957)	(2,902,957)

Balance at March 31, 2023	11,671,795	11,672	46,843,809	(41,544,042)	5,311,439

Share-Based Compensation	—	—	806,485	—	806,485

Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $456,314 cash issuance costs	601,851	602	3,543,010	—	3,543,612

Pre-funded Warrant Exercise	731,482	731	(658)	—	73

Net Loss	—	—	—	(3,445,240)	(3,445,240)

Balance at June 30, 2023	13,005,128	13,005	51,192,646	(44,989,282)	6,216,369

Share-Based Compensation	—	—	833,285	—	833,285

Net Loss	—	—	—	(3,114,981)	(3,114,981)

Balance at September 30, 2023	13,005,128	$13,005	$52,025,931	$(48,104,263)	$3,934,673

Balance at January 1, 2024	14,468,229	$14,468	$57,871,070	$(53,218,853)	$4,666,685

Share-Based Compensation	—	—	894,523	—	894,523

Share-Based Payments to Vendors	90,000	90	305,510	—	305,600

Issuance of shares of common stock in At-the-Market sales agreement, net of $135,741 cash issuance costs	1,139,662	1,140	4,298,334	—	4,299,474

Warrant Exercise	59,211	59	210,140	—	210,199

Net Loss	—	—	—	(4,377,889)	(4,377,889)

Balance at March 31, 2024	15,757,102	15,757	63,579,577	(57,596,742)	5,998,592

Share-Based Compensation	—	—	1,016,998	—	1,016,998

Share-Based Payments to Vendors	106,000	106	213,394	—	213,500

Issuance of shares of common stock in At-the-Market sales agreement, net of $10,601 cash issuance costs	133,066	133	320,078	—	320,211

Net Loss	—	—	—	(4,121,826)	(4,121,826)

Balance at June 30, 2024	15,996,168	15,996	65,130,047	(61,718,568)	3,427,475

Share-Based Compensation	—	—	345,191	—	345,191

Share-Based Payments to Vendors	60,000	60	121,340	—	121,400

Issuance of shares of common stock in At-the-Market sales agreement, net of $51,455 cash issuance costs	714,210	714	1,590,811	—	1,591,525

Net Loss	—	—	—	(2,821,597)	(2,821,597)

Balance at September 30, 2024	16,770,378	$16,770	$67,187,389	$(64,540,165)	$2,663,994

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2024	2023
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(11,321,312)	$(9,463,178)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	2,256,712	2,373,242
Share-Based Payments to Vendors	640,500	165,903
Changes in Assets and Liabilities:
Other Receivable	31,786	—
Prepaid Expenses	(17,046)	159,233
Accounts Payable and Accrued Expenses	276,327	1,161,693
Net Cash Used in Operating Activities	(8,133,033)	(5,603,107)

Cash Flow from Financing Activities:
Warrant Exercise	210,199	—
Proceeds from At-the-Market Offering, net of issuance costs	6,211,210	—
Proceeds from Registered Direct Offering, net of issuance costs	—	3,543,612
Pre-funded Warrant Exercise	—	73
Net Cash Provided by Financing Activities	6,421,409	3,543,685

Net Decrease in Cash	(1,711,624)	(2,059,422)
Cash at Beginning of Period	7,474,188	9,111,751
Cash at End of Period	$5,762,564	$7,052,329

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2023 Registered Direct offering costs (Note 4)	$—	$1,990,153

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This outbreak caused major disruptions to businesses and markets worldwide as the virus continued to spread. Previously, the Company’s clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic, at this time, if the pandemic continues over a long period of time, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and Series A Warrants to purchase 1,289,980 shares of common stock and Series B Warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, Series C Warrants to purchase 1,333,333 shares of common stock and Series D Warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 2,692,190 shares of common stock for gross proceeds of approximately $9.0 million. As of September 30, 2024, the Company had a cash balance of approximately $5.8 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed interim financial statements for the period ended September 30, 2024. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed interim balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited condensed interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2023 filed in Form 10-K.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three and nine months ended September 30, 2024, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

During the second quarter of 2024, the Company applied for a qualified small business payroll tax credit for increasing research activities in the amount of $51,127 and is included within the “Other Receivable” on the accompanying condensed interim balance sheet as of September 30, 2024.

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of September 30, 2024, the Company had cash of approximately $5.8 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,198,184 and $1,348,985 for the three months ended September 30, 2024 and 2023, respectively, and $4,578,777 and $4,100,954 for the nine months ended September 30, 2024 and 2023, respectively.

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

Major Vendor

The Company had three major vendors that accounted for approximately 44% of the research and development expenditures for the each of the three and nine months ended September 30, 2024, and a major vendor that accounted for approximately 59% and 66% of the research and development expenditures for the three and nine months ended September 30, 2023, respectively.

As of September 30, 2024, there were three vendors who accounted for approximately 65% of the total accounts payable and accrued expenses and as of December 31, 2023, these vendors accounted for 54% of the total accounts payable and accrued expenses.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023 were as follows:

	September 30, 2024	December 31, 2023
Accrued research and development	$2,968,508	$2,263,934
Accrued compensation expenses	247,210	716,307
Accrued professional fees	83,950	58,388
Other accounts payable and accrued expenses	19,097	3,809
Total	$3,318,765	$3,042,438

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 16,770,378 were outstanding as of September 30, 2024.

On May 16, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the 2023 Investor have an exercise price of $0.0001 and were immediately exercisable. All of the pre-funded warrants were exercised in June 2023.

The gross proceeds to the Company from the 2023 Registered Offering were approximately $4.0 million and net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $3.5 million.

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

In connection with the 2023 Offerings, the Company also entered into a Warrant Amendment Agreement with the 2023 Investor. Under the Warrant Amendment Agreement, the Company amended its existing Series A warrants to purchase up to an aggregate of 1,230,769 shares of the common stock and Series B Warrants to purchase up to an aggregate of 1,230,769 shares of the common stock (collectively, the “Existing Warrants”) that were previously issued in July 2022, such that the amended Existing Warrants have a termination date of May 18, 2029. The Company used the Black-Scholes model to calculate the change in the value of the aforementioned Series A and Series B Warrants attributable to the change in the termination date, with an estimated increase in fair value of approximately $2.0 million. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the 2023 offerings.

In January 2024, the Affiliate Investors exercised 59,211 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of September 30, 2024:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2023	6,195,456	$3.28
Issued	—	—
Exercised	(59,211)	3.55
Balance at September 30, 2024	6,136,245	$3.28

The weighted average contractual life of the outstanding warrants is 3.76 years.

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

The Company sold 1,994,069 shares of its common stock under the ATM Program at a weighted-average price of $3.21 per share, raising $6.4 million of gross proceeds and net proceeds of $6.2 million, after deducting commissions to the sales agent for the nine months ended September 30, 2024.

As of September 30, 2024, the Company sold a total of 2,692,190 shares of its common stock under the ATM Program, at a weighted-average price of $3.35 per share, raising $9.0 million of gross proceeds and net proceeds of $8.6 million, after deducting commissions to the sales agent and other ATM Program related expenses. The Company recorded a receivable of $46,246 for 25,000 shares sold under the ATM Program as they were yet to be settled by the transfer agent as of September 30, 2024. The receivables for the unsettled shares as of September 30, 2024 is included within the “Other Receivable” balance in the accompanying condensed interim balance sheets. The receivables for unsettled shares were collected on October 1, 2024 and 25,000 shares were issued on October 1, 2024.

As of September 30, 2024, the Company has $8.0 million available under the ATM Program.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 3,454,915 shares of common stock, subject to adjustments as provided in the Plan, of which 171,720, are currently still available for issuance as of September 30, 2024. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $0 and $181,720 for the three months ended September 30, 2024 and 2023, respectively, and $363,440 and $545,160 for the nine months ended September 30, 2024 and 2023, respectively, related to compensation expense for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $0 and $490,917 for the three months ended September 30, 2024 and 2023, respectively, and $981,833 and $1,472,750 for the nine months ended September 30, 2024 and 2023, respectively, related to compensation expense for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $18,950 and $56,850 for each of the three and nine months ended September 30, 2024 and 2023, respectively, related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,377 and $16,133 for each of the three and nine months ended September 30, 2024 and 2023, respectively, related to compensation expense for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $109,521 for each of the three months ended September 30, 2024 and 2023, respectively, and $328,563 and $255,549 for the nine months ended September 30, 2024 and 2023, respectively, related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $0 and $26,800 for the three months ended September 30, 2024 and 2023, respectively, and $53,600 and $26,800 for the nine months ended September 30, 2024 and 2023, respectively, related to compensation expense for these options.

In February 2024, the Company granted stock options to purchase a total of 835,000 shares of common stock to its four employees and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $3.15, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $183,713 and $428,663 for the three and nine months ended September 30, 2024, respectively, related to compensation expense for these options.

In June 2024, the Company granted stock options to purchase a total of 60,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.38, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded $27,630 for each of the three and nine months ended September 30, 2024, respectively, related to compensation expense for these options.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended
	Sep 30,
	2024		2023
Expected term	6.72	years	6.90	years
Volatility	103%		98%
Dividend yield	—%		—%
Risk-free interest rate	4.28%		3.85%
Weighted average grant date fair value	$2.59		$2.75

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2023	2,985,000	$5.64	7.81	$251,550
Granted	895,000	3.10	9.44	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at September 30, 2024	3,880,000	$5.05	7.61	$—
Exercisable	2,915,556	$5.68	7.09	$—

The total non-cash compensation expense for these options not yet recognized as of September 30, 2024 was $2,517,214. The weighted average vesting period for the unvested options is 2.05 years. The weighted average grant date fair value of all options granted is $3.93 as of September 30, 2024. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 shares of common stock with grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts have six-month terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 for the three months ended September 30, 2024 and 2023, respectively, and $0 and $46,743 for the nine months ended September 30, 2024 and 2023, respectively.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $0 for each of the three months ended September 30, 2024 and 2023, respectively, and $0 and $119,160 for the nine months ended September 30, 2024 and 2023, respectively.

In the fourth quarter of 2023, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 116,000 shares of common stock with grant date fair values ranging from $1.50 to $5.18 and cash payments. These contracts had four to six-months terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 for the three months ended September 30, 2024 and 2023, respectively, and $76,600 and $0 for the nine months ended September 30, 2024 and 2023, respectively.

In the first quarter of 2024, the Company entered into two respective agreements with consultants to provide investor relation services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Per the agreements, the Company issued a total of 120,000 shares of common stock, evenly over the four-month service period with grant date fair values ranging from $1.87 to $4.81, pursuant to the agreements and recorded general and administrative expenses of $0 and $329,700 for the three and nine months ended September 30, 2024, respectively.

In the second quarter of 2024, the Company entered into two separate agreements with consultants to provide investor relation services for six-month terms. The cash payments are expensed over the service period and the equity components are expensed consistent with the various contractual vesting periods. Per the agreements, the Company will issue a total of 156,000 shares of common stock. As of September 30, 2024, the Company issued a total of 116,000 shares of common stock at grant date fair values ranging from $1.80 to $2.40, pursuant to the agreements and recorded general and administrative expenses of $121,400 and $234,200 for the three and nine months ended September 30, 2024, respectively.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per shares of common stock for the nine months ended September 30, 2024 and 2023 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 6,136,245 warrants and 3,880,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $50,000 already paid after the acquisition in February 2018). During the fourth quarter of 2023, the Company achieved the Phase 2 clinical trial milestone and included $150,000 as a part of accounts payable and accrued expenses as of September 30, 2024 and December 31, 2023. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2023 included in the Annual Report on Form 10-K (the “2023 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 15, 2024. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our Lead Product Candidate

Currently available antibiotics used to treat C. difficile infections (“CDI”) utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate in late-stage clinical trials to work by blocking the DNA pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

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

Recent Developments

On September 26, 2024, we announced results from new analyses that extend data on the beneficial effects of ibezapolstat on the gut microbiome. The data show an increased proportion of actinobacteriota and increased quantity of beneficial bacillota (firmicutes) leading to reversal of dysbiosis and contributing to the CDI anti-recurrence effect of ibezapolstat. Microbiological testing of certain ACX-375 DNA pol IIIC analogues in independent qualified laboratories, including the University of Florida, demonstrated in vitro activity with minimal inhibitory concentrations of 0.5-2mcg/mL against B.anthracis, a Bioterrorism Category A pathogen including activity against ciprofloxacin resistant B. anthracis. These results were presented at the premier International C.difficile Symposium (“ICDS”) held in Bled, Slovenia in September 2024.

On September 24, 2024, we announced results from our pioneering research with ibezapolstat in collaboration with Leiden University Medical Center. This detailed demonstration of the mode of action of DNA pol IIIC inhibitors in general, and for ibezapolstat specifically, is critically important to support our scientific foundation and our regulatory filings as we advance into this late-stage of ibezapolstat's development. These results were similarly presented at the ICDS held in September 2024.

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

As of the period ended September 30, 2024, we sold a total of 2,692,190 shares of our common stock under the ATM Program at a weighted-average price of $3.35 per share, raising $9.0 million of gross proceeds and net proceeds of $8.6 million, after deducting commissions to the sales agent and other ATM Program related expenses. As of November 11, 2024, total sales under the ATM Program since it was implemented in November 2023 are approximately $9.0 million out of the total $17 million ATM facility.

There remains approximately $8.0 million available for future sales of shares of common stock under the ATM Program.

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

Results of Operations

Three Months Ended September 30, 2024 Compared to the Three Months Ended September 30, 2023

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2024 compared with the three months ended September 30, 2023:

	Three Months Ended
	September 30,		Percentage
	2024	2023	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,198	$1,349	(11)%
General and Administrative	1,623	1,766	(8)%
TOTAL OPERATING EXPENSES	2,821	3,115	(9)%
Net Loss	$(2,821)	$(3,115)	(9)%

Research and Development Expenses

Research and development expenses were $1.2 million for the three months ended September 30, 2024 and $1.3 million for the three months ended September 30, 2023, a decrease of $0.1 million primarily due to $0.1 million increase in manufacturing related costs offset by $0.2 million decrease in consulting fees.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended September 30, 2024 and $1.8 million for the three months ended September 30, 2023, a decrease of $0.2 million. The decrease was primarily due to $0.2 million increase in professional fees and $0.1 million increase in compensation related costs offset by $0.5 million decrease in share-based compensation related costs.

Net Loss

Net loss was $2.8 million for the three months ended September 30, 2024, and $3.1 million for the three months ended September 30, 2023, a decrease of $0.3 million, due to the reasons stated above.

Nine Months Ended September 30, 2024 Compared to the Nine Months Ended September 30, 2023

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2024 compared with the nine months ended September 30, 2023:

	Nine Months Ended
	September 30,		Percentage
	2024	2023	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$4,579	$4,101	12%
General and Administrative	6,743	5,362	26%
TOTAL OPERATING EXPENSES	11,322	9,463	20%
Net Loss	$(11,322)	$(9,463)	20%

Research and Development Expenses

Research and development expenses were $4.6 million for the nine months ended September 30, 2024 and $4.1 million for the nine months ended September 30, 2023, an increase of $0.5 million primarily due to $0.9 million increase in manufacturing related costs offset by $0.4 million decrease in consulting fees.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the nine months ended September 30, 2024 and $5.4 million for the nine months ended September 30, 2023, an increase of $1.3 million. The increase was primarily due to $1.1 million increase in professional fees and $0.2 million increase in legal costs.

Net Loss

Net loss was $11.3 million for the nine months ended September 30, 2024, and $9.5 million for the nine months ended September 30, 2023, an increase of $1.8 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $64.5 million as of September 30, 2024. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $8.6 million after deducting sales agent commissions and other related expenses of $0.4 million.

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

As of September 30, 2024, we had working capital of $2.7 million, consisting primarily of $5.8 million of cash, $0.2 million of other receivable and prepaid expenses, offset by approximately $3.3 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Nine Months Ended
	September 30,
	2024	2023

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(8,133)	$(5,603)
Financing activities	6,421	3,544
Net increase/(decrease) in cash	$(1,712)	$(2,059)

Net Cash Used in Operating Activities

Net cash used in operating activities was $8.1 million for the nine months ended September 30, 2024. The net loss was greater than the net cash used in operating activities by $3.2 million, primarily attributable to share-based compensation and share-based vendor payments of $2.9 million and increase in accounts payable and accrued expenses of $0.3 million.

Net cash used in operating activities was $5.6 million for the nine months ended September 30, 2023. The net loss was greater than the net cash used in operating activities by $3.8 million, primarily attributable to share-based compensation and share-

based vendor payments of $2.5 million and an increase in accounts payable and accrued expenses of $1.2 million and decrease in prepaid expenses of $0.1 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $6.4 million for the nine months ended September 30, 2024, which was primarily attributable to the ATM Program.

Net cash provided from financing activities was $3.5 million for the nine months ended September 30, 2023, which was attributable to the net proceeds from the registered direct offering.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $11.3 million for the nine months ended September 30, 2024 and $14.6 million for the year ended December 31, 2023. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of September 30, 2024, we had approximately $5.8 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the period ended September 30, 2024, we sold a total of 2,692,190 shares of our common stock under the ATM Program, at a weighted-average price of $3.35 per share, raising $9.0 million of gross proceeds and net proceeds of $8.6 million after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $8.0 million available for future sales of shares of common stock under the Sales Agreement. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed interim financial statements for the period ended September 30, 2024. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our 2023 Annual Report, these factors include:

●	the commencement, enrollment, completion or results of our current Phase 2b clinical trial of ibezapolstat;

●	any delay in our regulatory filings for ibezapolstat or our future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays, suspensions or terminations in future preclinical studies or clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of ibezapolstat or any other product candidate or the failure of a regulatory authority to accept data from preclinical studies or clinical trials conducted in other countries;
●	changes in laws or regulations applicable to ibezapolstat or any other product candidate, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of ibezapolstat or any other product candidate;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in the structure of the healthcare payment systems;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;

●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political, economic and market conditions, many of which are beyond our control, such as military conflict between Russia and Ukraine as well as the conflict in the Middle East between Israel and Hamas; and
●	other events or factors, many of which are beyond our control.

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

Our officers, directors and their affiliates currently collectively own 5,105,432 shares of our common stock (on an as-converted basis) or approximately 26% of our outstanding shares of common stock (on an as-converted basis) as of September 30, 2024. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Note 6 to the condensed interim financial statements included in Item 1 of this Quarterly Report is incorporated by reference herein.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the nine months ended September 30, 2024.

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

Acurx Pharmaceuticals, Inc.

Date: November 12, 2024	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2024	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)