Form 10-K
period 2024-12-31
Acurx Pharmaceuticals, Inc.
filed 2025-03-17
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2024

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

The aggregate market value of the registrant’s common stock, $0.001 per value per share, held by non-affiliates of the registrant on June 30, 2024, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $30.6 million (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 17, 2025 was 22,042,511.

Auditor Name: CohnReznick LLP	Auditor Location: Parsippany, NJ	Auditor Firm ID: 596

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the impact of the ongoing COVID-19 pandemic and our response to it;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;
●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine as well as the conflict in the Middle East between Israel and Hamas;
●	the volatility of the price of our common stock;
●	our financial performance;
●	our ability to comply with the listing requirements of The Nasdaq Capital Market and any delisting or potential delisting of shares of our common stock; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

PART I

Item 1. Business.

Overview

Acurx Pharmaceuticals is a late-stage biopharmaceutical company focused on developing a new class of small molecule antibiotics for difficult-to-treat bacterial infections. Our approach is to develop antibiotic candidates with a Gram-positive selective spectrum (“GPSS®”) that block the active site of the Gram positive specific bacterial enzyme deoxyribonucleic acid (“DNA”) polymerase IIIC (“pol IIIC”), inhibiting DNA replication and leading to Gram-positive bacterial cell death. Our research and development (“R&D”) pipeline includes antibiotic product candidates that target Gram-positive bacteria, including Clostridioides difficile (“C. difficile”), methicillin-resistant Staphylococcus aureus (“MRSA”), vancomycin resistant Enterococcus (“VRE”) and drug-resistant Streptococcus pneumoniae (“DRSP”) and B. anthracis (anthrax; a Bioterrorism Category A Threat-Level pathogen).

These bacterial targets are listed as priority pathogens by the World Health Organization (“WHO”), the United States (“U.S.”) Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA.

The CDC estimates that, in the U.S., antibiotic-resistant pathogens infect one individual every 11 seconds and result in one death every 15 minutes. According to the WHO Fact Sheet (November 2023), Antimicrobial Resistance (AMR) is one of the top global public health and development threats. It is estimated that bacterial AMR was directly responsible for 1.27 million global deaths in 2019 and contributed to 4.95 million deaths. Furthermore, the world faces an antibiotics pipeline and access crisis. There is an inadequate research and development pipeline in the face of rising levels of resistance, and urgent need for additional measures to ensure equitable access to new and existing vaccines, diagnostics and medicines.

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

Pol IIIC is required for the replication of DNA in certain Gram-positive bacterial species. By blocking this enzyme, our antibiotic candidates are believed to be bactericidal and inhibit proliferation of several common Gram-positive bacterial pathogens, including both sensitive and resistant C. difficile, MRSA, vancomycin-resistant Enterococcus, penicillin-resistant Streptococcus pneumonia (“PRSP”) and other resistant bacteria and also including B. anthracis (anthrax; a Bioterrorism Category A Threat-Level pathogen).

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

We continue to evaluate potential strategic transactions for the Company, including a partner for the further development and potential commercialization of our lead antibiotic candidate, ibezapolstat, as well as a potential sale, merger, third-party licensing arrangement or other strategic transaction. At this time we have no commitments from potential partners or others to provide the company with capital.

Our Technology

The results of our Phase 2 (2a and 2b) clinical trials also represent the first-ever clinical validation of DNA pol IIIC as a therapeutically relevant antibacterial target. Ibezapolstat was very well tolerated with no treatment-related SAEs noted in the Phase 2 trials. Additionally, data obtained to date demonstrate that ibezapolstat enhances actinobacteria in the microbiome and suppresses regrowth of proteobacteria; potentially lessening the likelihood of CDI recurrence or new infection by Multi-Drug Resistant Gram-negative bacteria. Additionally, the unexpected finding from further analysis of the Phase 2 study is that the beneficial Firmicutes were shown to be preserved and/or regrow while patients were receiving ibezapolstat therapy. Several follow-up experiments have demonstrated that many of these beneficial Firmicutes have heterogeneous susceptibility to ibezapolstat allowing them to continue to perform their beneficial biologic functions even while a patient is receiving ibezapolstat for their CDI. (Garey, Oral Presentation, IDSA, IDWeek 2022 Conference, Oct 19-23, 2022). These data were confirmed by the comparative microbiome data generated in the Phase 2b clinical trial and presented in a scientific poster on January 18, 2024 at the Gulf Coast Consortia Antimicrobial Resistance (AMR) Conference in Houston, Texas by Kevin Garey, PharmD, MS, Professor and Chair, University of Houston College of Pharmacy, the Principal Investigator for microbiology and microbiome aspects of the ibezapolstat clinical trial program. Additionally, ibezapolstat-treated patients showed decreased concentrations of fecal primary bile acids, and higher ratios of secondary to primary bile acids than vancomycin-treated patients. These data were presented by Dr. Kevin Garey as a scientific poster at the Infectious Diseases Society of America (“IDSA”) IDWeek™ 2024 Conference held on October 16-19, 2024 in Los Angeles, CA and indicate a favorable gut bile acid profile which may contribute to ibezapolstat's beneficial anti-recurrence effect in patients with CDI.

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

Data from the case report forms completed by the principal investigators of the Phase I clinical trial showed that single and multiple ascending doses of ibezapolstat demonstrated a safety signal similar to placebo according to the principal investigators as evidenced by the case report forms. There were no safety signals reported on the case report forms related to physical examination or vital signs (blood pressure, pulse or oral temperature) in any part of the study. No significant abnormalities developed in the 12-lead electrocardiogram traces for any subject at any dose given according to the data reported by the principal investigators in the case report forms. No changes were observed in serum biochemistry or hematological blood evaluations. No dose-dependent increase in adverse events, (each, an “AE”) was reported, and no serious AEs were observed. The proportion of ibezapolstat-dosed subjects with an AE was similar to placebo at each dosing level. All AEs were considered mild or moderate and none required a change in therapy or intervention.

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

Also in the Phase 1 clinical trial, a total of 62 subjects were randomized to ibezapolstat or placebo. Ibezapolstat was administered at a dose of 150, 300, 600, 900 mg or placebo for 1 dose in the SAD part (6 active:2 placebo/ group), 300 mg for 1 dose in the food effect part (n=8), and 300 or 450 mg or placebo every 12 hours (6 active:2 placebo) or vancomycin 125 mg every 6 hours (n=6) for 10 days in the MAD part.

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

As of the date of this Form 10-K, of the $700,000 of potential milestone payments, we have paid to GLSynthesis a total of $200,000, including $25,000 paid upon receipt of a “safe to proceed” notification from FDA relating to the commencement of clinical trials (December 2018) and $25,000 paid upon the successful completion of clinical trial drug supply suitable to support our Phase 1 clinical trial (December 2018) and $150,000 paid upon the successful completion of the Phase 2 clinical trial. The patent jurisdictions of the acquired patents include the U.S., European Union (“EU”), Japan and Canada.

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

FDA’s fast track designation is a program designed to facilitate the development and expedite the regulatory pathway of new drugs to treat serious or life-threatening conditions and that fill a high unmet medical need. To be eligible for a Fast Track Designation, the FDA must determine, based on preclinical study data submitted by the sponsor, that a product is intended to treat a serious or life-threatening disease or condition and demonstrates the potential to address an unmet medical need by providing a therapy where none exists or a therapy that may be potentially superior to existing therapy based on efficacy or safety factors. Fast track designation provides opportunities for more frequent interactions with the FDA review team to expedite development and review of the product. The FDA may also review sections of the new drug application (“NDA”) for a fast-track designated product on a rolling basis before the complete application is submitted, if the sponsor and the FDA agree on a schedule for the submission of the application sections and the sponsor pays any required user fees upon submission of the first section of the NDA. In addition, fast track designation does not change the standards for product approval and may not ultimately expedite the development or approval process and the designation may be withdrawn by the sponsor or rescinded by the FDA if it is no longer supported by data emerging from the clinical trial process.

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

Pre-Clinical Studies

All IND-enabling preclinical studies for ibezapolstat have been completed, including FDA-required toxicology, pharmacokinetics and in vitro microbiology studies and in vivo animal models. Highlights from these studies are included below:

Toxicology

Genetic Toxicology Studies:

●	Ames test: Negative
●	Mouse Lymphoma Assay: Negative
●	Micronucleus assay: Negative
●	Embryo-Fetal Development: Negative

Cardiovascular Safety:

●	hERG Assay: The IC50 observed represents an adequate safety margin
●	Cardiovascular safety studies in telemetered dogs showed no significant CV risk

14-day Toxicology Studies:

●	Rat: No effect on clinical observations, body weight, ophthalmology, hematology, clinical chemistry, urinalysis, micronucleus, gross necropsy, and microscopic endpoints; the no observed adverse effect level (“NOAEL”), is considered to be approximately 1000 mg/kg via oral administration
●	Dog: Emesis and diarrhea were observed in the high dose groups, which are considered test article-related; No drug-related effects were observed for body weights, food consumption, ophthalmology, clinical pathology, organ weight, gross necropsy and microscopic evaluations; the NOAEL is approximately 200 mg/kg/day following 14 days oral administration

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

Abbreviations: MTZ=metronidazole; VAN=vancomycin; FDX=fidaxomicin.

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

Fecal biotherapy aims to recolonize the bacteria that comprise the natural gut flora and, according to the 2017 IDSA Guidelines would be used for patients with multiple recurrences of CDI who have failed to resolve their infection despite treatment attempts with antibiotic agents targeting CDI. Recently, two new fecal biotherapeutic products have been approved by FDA:

VOWST™ (fecal microbiota spores, live-brpk), formerly SER 109, is marketed by Nestle Health Science and is an oral microbiome therapeutic for the prevention of recurrent C. difficile infection in adults with multiply recurrent CDI only after antibiotic therapy is administered. VOWST™ is expensive and under WARNINGS AND PRECAUTIONS in its product labelling lists that since VOWST™ is manufactured from human fecal matter, it may carry a risk of transmitting infectious agents. See “—Competition” below.

Rebyota® (fecal microbiota, live-jslm) is marketed by Ferring Pharmaceuticals, and is a fecal microbiota product which is prepared from stool donated by qualified individuals and delivered via enema for the prevention of recurrent Clostridioides difficile Infection (“rCDI”) in adults. Rebyota® is also expensive and under WARNINGS AND PRECAUTIONS in its product labelling lists that since Rebyota® is manufactured from human fecal matter, it may carry a risk of transmitting infectious agents. See “—Competition” below.

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

Phase 3 Clinical Trial(s).

Following completion of our Phase 2b clinical trial, and a successful End-of-Phase 2 meeting with FDA, we received formal regulatory guidance which allowed us to finalize the size and scope of the Phase 3 clinical trial program as well as agreement on requirements for NDA filing in the U.S. We also received regulatory guidance from the European Medicines Agency confirming acceptability of our Phase 3 clinical trial protocol and the pathway forward to regulatory submission for marketing approval in the European Union if the Phase 3 clinical trial is successful. We plan to include international clinical trial sites for our Phase 3 clinical trial program to enhance overall enrollment and provide clinical data to support an approval pathway outside the U.S. in major pharmaceutical markets.

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

We initiated regulatory activities in 2024 in Europe to design a regulatory approval pathway for ibezapolstat in the EU. We will initiate similar regulatory activities in 2025 in Japan, the United Kingdom (“UK”) and Canada. We have obtained small and medium-sized enterprises (“SME”) designation from the European Medicines Agency in February 2024. The SME designation provides much reduced fees associated with the drug development pathway and close interaction with the regulatory authorities throughout the drug development process. In addition, in December 2024, we received regulatory guidance from the European Medicines Agency confirming acceptability of our Phase 3 clinical trial protocol and the pathway forward to regulatory submission for approval if the Phase 3 clinical trial is successful.

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

We have received written positive feedback from FDA regarding acceptability of our Chemistry Manufacturing and Controls plan and data package proposed to support the Phase 3 clinical program.

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

The competition for ibezapolstat include the following:

●	Several pharmaceutical companies have established themselves in the market for the treatment of CDI and several other companies are developing investigational antibiotics for the treatment of CDI. We expect these products, if approved, will compete with ibezapolstat;
●	Current antibiotic treatments used for patients with CDI include broad spectrum antibiotics like vancomycin and metronidazole, both of which are available in generic form in the U.S. Generic antibiotics typically are sold at lower prices than branded and currently marketed antibiotics and generally are preferred by managed care providers of health services although we believe we price competitively compared to any currently marketed branded or generic antibiotic to treat patients with CDI based on low cost of goods to manufacture ibezapolstat. Further pricing strategy will follow completion of our clinical development program;
●	Fidaxomicin (Dificid® in the U.S., Dificlir™ in Europe) is approved for the treatment of CDI in the U.S. and Europe. Fidaxomicin was originally developed by Optimer Pharmaceuticals, Inc., which was later acquired by Cubist Pharmaceuticals, Inc. (“Cubist”). Cubist was then acquired by Merck & Co., Inc. (“Merck”) in 2015;
●	A number of other approaches for the treatment of CDI are in development or have been approved as follows:
●	Merck developed a monoclonal antibody, bezlotoxumab, and obtained FDA approval for it in 2016 and EMA approval in 2016. This antibody neutralizes certain toxins that are produced by C. difficile bacteria and would be an adjunctive therapy to antibiotics. Merck announced on December 23, 2024 that it would discontinue bezlotoximab on January 31, 2025. No reason was cited for this discontinuation.
●	Fecal biotherapy aims to recolonize the bacteria that comprise the natural gut flora and, according to the 2017 IDSA Guidelines would be used for patients with multiple recurrences of CDI who have failed to resolve their infection despite treatment attempts with antibiotic agents targeting CDI. Finch Therapeutics recently failed with CP101, its lead therapeutic targeting patients with multiple recurrences of CDI using donor derived stool samples in an oral formulation, to our understanding, and in January 2023 discontinued its Ph3 clinical trial in this area.
●	Fecal biotherapy approaches in development include SER-109 (“VOWST”), which has now been FDA approved and marketed by Seres Therapeutics, Inc., is an oral microbiome therapeutic for the prevention of recurrent C. difficile infection in adults with multiply recurrent CDI only after antibiotic therapy is administered. The FDA granted SER-109 both Breakthrough Therapy and Orphan Drug designations. Although VOWST was recently introduced to the market, we believe its penetration has been lower than expected and the price point is high at approximately $17,500 per full course of treatment.
●	Rebyota® (fecal microbiota, live-jslm) was recently approved by FDA, and marketed by Ferring Pharmaceuticals, is a fecal microbiota product which is prepared from stool donated by qualified individuals and delivered via enema for the prevention of recurrent Clostridioides difficile infection (rCDI) in adults. This would only be used after a standard antibiotic therapy in patients with mild-to-moderate CDI, and we believe the price point is approximately $12,500 per full course of therapy.

●	CRS3123 (Crestone Inc) is a novel small molecule that selectively inhibits methionyl-tRNA synthetase of C. difficile and is reported on clinicaltrials.gov as recruiting in a Phase 2 clinical trial with a primary completion date that was targeted for December 2021 but is listed as currently ongoing on the Crestone website.
●	MGB-BP-3 (MGB Biopharma) is a novel synthetic polyamide active against Gram-positive pathogens and binds to the minor groove of DNA. MGB announced that it has completed a dose-ranging Phase 2 clinical trial in 2020 but there are no indications publicly that MGB BioPharma has commenced Ph3.
●	No new antibiotics in clinical development have shown improvement in either initial clinical cure (“ICR”) or sustained clinical response (“SCR”) in comparison to currently marketed antibiotics. The data in the chart below constitute comparisons of data from prior clinical trials published in scientific journals for each listed antibiotic or antibiotic candidate and does not incorporate data, if any, from any control arm(s) that may be or may have been required to seek and obtain FDA approval. The data listed for ibezapolstat are from the Phase 2a clinical trial where no comparator agent was used. The only comparative data for ibezapolstat in clinical trials currently relate only to comparisons of the impact on the microbiome for ibezapolstat and vancomycin but do not compare clinical cure rates. All data presented is based on identical clinical endpoints used for ICR and SCR.

Competitive Strengths

We attribute our success to the following competitive strengths:

(i)	We have a novel mechanism of action which we believe will be highly advantageous given the continuing rate of recurrent CDI with currently available treatment options and the rising prevalence of antimicrobial resistance;
(ii)	Since ibezapolstat’s molecular structure and mechanism of action are unrelated to any other antimicrobial chemical class, its use is not expected to foster the emergence of bacteria that are resistant to other classes of antibiotics;

(iii)	The Phase 1 Trial showed highly selective activity against C. difficile bacteria with minimal disruption to the gut flora as it is poorly soluble which has been corroborated by the data from the microbiome analysis;
(iv)	The Phase 2a clinical trial data demonstrated a 100% cure rate at end of treatment and 100% sustained clinical response, in each case, in the ten patients who were enrolled and was terminated early based on the recommendation of our SAB based on the efficacy data and safety and tolerability profile;
(v)	Microbiome data from Phase 2a trial patients demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, both during and after treatment. Significantly, emerging data show an increased concentration of secondary bile acids which is known to correlate with a low risk of reinfection. Moreover, a decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids provides more scientific evidence suggesting recurrences may be very low in future trials. The Phase 2b trial demonstrated positive comparative microbiome data where ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species believed to confer health benefits including to prevent recurrence of CDI.
(vi)	To date, ibezapolstat has shown an excellent human safety profile;
(vii)	Our designation by the FDA of Qualified Infectious Disease (QIDP) status and Fast Track designation provides significant benefits to our development of ibezapolstat. We have significant existing patent coverage in the world’s largest pharmaceutical markets (U.S., Europe, Japan and Canada) extending to September 2030 in the United States and September 2030 in foreign markets. There is also the possibility to extend those patents thereafter;
(viii)	We have a simple and low-cost process of manufacturing which is expected to yield cost of goods of less than 5% of the anticipated retail price; and
(ix)	We successfully completed the Phase 2b clinical trial in the fourth quarter of 2023. The Phase 2b trial was originally designed to be a non-inferiority (NI) trial and later amended to include an interim efficacy analysis with review by an Independent Data Monitoring Committee (IDMC). The decision to end the trial early based on blinded clinical observations obviated the need for an interim analysis, IDMC review, and NI assessment. We determined, in consultation with our clinical and statistical experts, that presenting clinical cure rates for the primary efficacy endpoint is the most appropriate representation for the clinical activity of ibezapolstat in treating CDI.
(x)	The overall observed Clinical Cure rate in the combined Phase 2 trials in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Ibezapolstat was well-tolerated, with three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. There were no drug-related treatment withdrawals or no drug-related serious adverse events, or other safety findings of concern. In the Phase 2b vancomycin control arm, 14 out of 14 patients experienced clinical cure. We believe that based on the pooled Phase 2 ibezapolstat clinical cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials in accordance with the applicable FDA Guidance for Industry (October, 2022).
(xi)	We announced the sustained clinical cure data in December 2023 and the cumulative EOT and SCC data are summarized below:

(xii)	On January 17, 2024, we announced positive microbiology and microbiome comparative data to vancomycin from the Phase 2b trial. Ibezapolstat outperformed vancomycin showing eradication of fecal C. difficile at Day 3 of treatment in 15 of 16 treated patients (94%), versus vancomycin which had eradication of C. difficile in 10 of 14 treated patients (71%). Ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species believed to confer health benefits including to prevent recurrent of CDI.

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

In 2024, we filed a Japanese patent application relating to ACX-375C, our second antibiotic program. We also filed two U.S. provisional patent applications relating to Acurx technology.

We also filed a U.S. application and foreign applications in Hong Kong, India, and Korea, which, along with our existing applications in that family, relate to methods of treating C. difficile infection and preventing recurrence while simultaneously promoting microbiome health.

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

We have obtained three U.S. patents and one Israeli patent on ACX-375C and have a fourth U.S. patent application and multiple foreign applications pending for ACX-375C. Our three U.S. patents and Israeli patent on ACX-375C include composition-of-matter, surface coating, and method of use claims. Absent any patent extensions, these patents will expire in December 2039. Additionally, we have obtained a U.S. patent on the use of ibezapolstat to promote microbiome health. Absent any patent extensions, this patent will expire in June 2042. We have a second U.S. patent application and multiple foreign patent applications pending relating to methods of treating C. difficile infection and preventing recurrence while simultaneously promoting microbiome health. We have an international patent application relating to methods and compositions for promoting microbiome health and for achieving and/or maintaining healthy proportions of gut microflora. We anticipate that the patent protection will be further supported by regulatory exclusivity available to new classes of antibiotics treating life-threatening infections (QIDP Designation by FDA – 5 years) and New Chemical Entity Designation (5 years). We anticipate filing for and receiving QIDP Designation as well as “Fast Track” with FDA in the next 24 months for ACX-375C, both of which designations have been granted by FDA for ibezapolstat, our lead antibiotic program.

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

PROJECT BIOSHIELD. This initiative currently resides in the fiscal year 2025 (“FY25”) Department of Homeland Security (“DHS”) (House Appropriations Committee Homeland Security) Subcommittee bill. This language instructs DHS to proceed with an assessment / determination of AMR pathogens as a “material threat.” Once designated as a material threat (MTD), QIDP-designated antibiotics that are in Phase 3 or currently approved will automatically be eligible for Strategic National Stockpile (“SNS”) stockpiling through BARDA’s Project BioShield program. Additionally, if the medical countermeasure (“MCM”) priority review voucher (“PRV”) is reauthorized, eligible companies with a novel active moiety would be eligible for a PRV, valued between $60.0 million - $120.0 million, upon approval.

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

We have pioneered the clinical development of a pol IIIC inhibitor as a clinically valid bacterial target. Ibezapolstat cured 10 of 10 (100%) patients after 10-days treatment with no recurrences during the 30-day follow up period in a Phase 2a trial for CDI. Gut microbiome analyses further showed that potentially beneficial bacterial species are selectively preserved in CDI patients during treatment with ibezapolstat; the pol IIIC Mechanism-of-Action (MOA) suggests that this is a class effect.

We are also developing a systemic pol IIIC GPSS oral and IV antibiotic. The initial hit ACX-375C is pan-active against wild-type and drug-resistant Gram-positive bacteria (e.g., MRSA, VRE and PRSP). We have synthesized and tested >600 novel analogs targeting pol IIIC. To date, 20 novel compounds with MIC values ≤1 μg/mL for both MRSA and VRE have been identified (see Table below).

MIC Range	MRSA	VRE	MRSA and VRE
< 1 µg/mL	20 compounds	65 compounds	20 compounds
>1 to <2 µg/mL	74 compounds	111 compounds	74 compounds
>2 to < 4 µg/mL	82 compounds	92 compounds	82 compounds

Recently, microbiological testing of certain ACX-375 DNA pol IIIC analogues in independent qualified laboratories, including the University of Florida, demonstrated in vitro activity with MICs of 0.5-2mcg/mL against B. anthracis (Anthrax), a Bioterrorism Category A pathogen, including activity against ciprofloxacin resistant B. anthracis. The initial in vitro activity shown against the Bioterrorism Category A pathogen B. anthracis (Anthrax) with some of our earlier-stage compounds included a ciprofloxacin-resistant strain. Selective microbiome effects are planned to be tested with these new compounds as they proceed through development to treat infections caused by MRSA and other critical gram-positive pathogens in parallel with planning for the Anthrax bioterrorism program.

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

Employees and Human Capital Resources

As of March 17, 2025, we had four full-time employees. Of these employees, one was engaged in research and development activities for a portion of his time. Substantially all of our employees are based in Staten Island, New York. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

Our business is subject to a number of risks of which you should be aware before making an investment decision. These risks include the following:

●	We are a clinical-stage company and have a limited operating history, which may make it difficult to evaluate our current business and predict our future performance.
●	We have incurred significant net losses in each period since our inception and anticipate that we will continue to incur net losses for the foreseeable future and may never achieve or maintain profitability.
●	Our limited operating history may make it difficult for you to evaluate the success of our business to date and to assess our future viability.
●	We may need substantial additional funding. If we are unable to raise capital when needed, we could be forced to delay, reduce or eliminate our product development programs or commercialization efforts.
●	Raising additional capital may cause dilution to our existing stockholders, restrict our operations or require us to relinquish rights to our technologies or product candidates.
●	We are reliant on the success of our lead product candidate, ibezapolstat, which we are developing for the treatment of CDI. If we are unable to commercialize ibezapolstat, or experience significant delays in doing so, our business will be materially harmed.
●	If serious adverse or inappropriate side effects are identified during the development of ibezapolstat or any other product candidate, we may need to abandon or limit our development of that product candidate.
●	Ibezapolstat or our other product candidates may never achieve sufficient market acceptance even if we obtain regulatory approval.
●	We are exposed to product liability, and non-clinical and clinical liability risks which could place a substantial financial burden upon us, should lawsuits be filed against us.
●	Our current and future operations substantially depend on our management team and our ability to hire other key personnel, the loss of any of whom could disrupt our business operations.

●	Our failure to complete or meet key milestones relating to the development of our technologies and proposed products and formulations would significantly impair our financial condition.
●	We will compete with larger and better capitalized companies, and competitors in the drug development or pharmaceutical industries may develop competing products which outperform or supplant our proposed products.
●	A pandemic, epidemic, or outbreak of an infectious disease, such as the COVID-19 pandemic, could materially and adversely affect our business.
●	Global, market and economic conditions may negatively impact our business, financial condition and share price.
●	Because results of preclinical studies and early clinical trials are not necessarily predictive of future results, any product candidate we advance may not have favorable results in later clinical trials or receive regulatory approval. Moreover, interim, “top-line,” and preliminary data from our clinical trials that we announce or publish may change, or the perceived product profile may be negatively impacted, as more patient data or additional endpoints (including efficacy and safety) are analyzed.
●	If clinical trials of our lead product candidate fail to demonstrate safety and efficacy to the satisfaction of the FDA, or the European Medicines Agency (“EMA”), or do not otherwise produce favorable results, we may incur additional costs or experience delays in completing, or ultimately be unable to complete the development and commercialization of ibezapolstat or any other product candidate.
●	If we experience any of a number of possible unforeseen events in connection with our clinical trials, potential marketing approval or commercialization of our product candidates could be delayed or prevented.
●	We may be unable to obtain regulatory approval in the United States or foreign jurisdictions and, as a result, be unable to commercialize our product candidates and our ability to generate revenue will be materially impaired.
●	Risks associated with operating in foreign countries could materially adversely affect our product development should we elect to extend development outside the U.S.
●	Our results of operations may be adversely affected by current and potential future healthcare legislative and regulatory actions.
●	If we are unable to establish sales and marketing capabilities or enter into agreements with third parties to market and sell our product candidates, we may not be successful in commercializing ibezapolstat or any other product candidate if and when such product candidates are approved.
●	We contract with third parties for the manufacture of our product candidates for preclinical studies and our ongoing clinical trials, and expect to continue to do so for additional clinical trials and ultimately for commercialization. This reliance on third parties increases the risk that we will not have sufficient quantities of our product candidates or drugs or such quantities at an acceptable cost, which could delay, prevent or impair our development or commercialization efforts.
●	If ultimate users of our product candidates are unable to obtain adequate reimbursement from third-party payers, or if new restrictive legislation is adopted, market acceptance of our proposed products may be limited and we may not achieve material revenues.
●	We may be involved in lawsuits to protect or enforce our patents.
●	Intellectual property litigation could cause us to spend substantial resources and distract our personnel from their normal responsibilities.
●	Because we do not anticipate paying any cash dividends on our common stock in the foreseeable future, capital appreciation, if any, will be your sole source of gain.
●	The price of our stock may be volatile, and you could lose all or part of your investment.
●	Nasdaq may delist our securities from trading on its exchange, which could limit investors’ ability to make transactions in our securities and subject us to additional trading restrictions.
●	Our largest stockholders will exercise significant influence over our company for the foreseeable future, including the outcome of matters requiring stockholder approval.
●	Cyber incidents or attacks directed at us could result in information theft, data corruption, operational disruption and/or financial loss.
●	We may fail to comply with evolving privacy and data protection laws, which could adversely affect our business, results of operations and financial condition.
●	There may be limitations on the effectiveness of our internal controls, and a failure of our control systems to prevent error or fraud may materially harm us.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $14.1 million for the year ended December 31, 2024, and $14.6 million for the year ended December 31, 2023. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2024 that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of December 31, 2024, we had approximately $3.7 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an “At-the-Market" offering (the “ATM Program”), pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the year ended December 31, 2024, we sold a total of 2,830,328 shares of our common stock under the ATM Program, at a weighted-average price of $3.26 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. There remained approximately $7.8 million available for future sales of shares of common stock under the Sales Agreement. As of January 6, 2025, we suspended the ATM program. We believe that, based upon our current operating plan, our existing capital resources, will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the year ended December 31, 2024. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, contract manufacturing organizations (“CMOs”) and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. A new pandemic or a resurgence of the COVID-19 pandemic could have adverse economic impacts to us.

Global, market and economic conditions may negatively impact our business, financial condition and share price.

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic or ongoing political disruption such as the war between Ukraine and Russia and the conflict involving Israel and Hamas could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation, or FDIC, will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the ongoing conflict between Russia and Ukraine, the war between Israel and Hamas, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

We or our contract manufacturing organizations (“CMOs”), and the manufacturing facilities we use to make our product candidates will also be subject to ongoing assessment of product quality, compliance with cGMP, and periodic inspection by the FDA and potentially other regulatory agencies. We or our CMOs may not be able to comply with applicable cGMP regulations or similar regulatory requirements outside of the United States. Our failure, or the failure of our CMOs, to comply with applicable regulations could result in regulatory actions, such as the issuance of FDA Form 483 notices of observations, warning letters or sanctions being imposed on us, including clinical holds, fines, injunctions, civil penalties, delays, suspension or withdrawal of approvals, license revocation, seizures or recalls of product candidates or drugs, operating restrictions and criminal prosecutions, any of which could significantly and adversely affect supplies of our products. We may not have the ability or capacity to manufacture material at a broader commercial scale in the future. We and our CMOs currently manufacture a limited supply of clinical trial materials. Reliance on CMOs entails risks to which we would not be subject if we manufactured all of our material ourselves, including reliance on the CMO for regulatory compliance. Our product promotion and advertising will also be subject to regulatory requirements and continuing regulatory review.

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

In August 2022, the Inflation Reduction Act of 2022 (the “IRA”) was signed into law. The IRA has multiple provisions that may impact the prices of drug products that are both sold into the Medicare program and throughout the United States. Starting in 2023, a manufacturer of a drug or biological product covered by Medicare Parts B or D must pay a rebate to the federal government if the drug product’s price increases faster than the rate of inflation. This calculation is made on a drug product by drug product basis and the amount of the rebate owed to the federal government is directly dependent on the volume of a drug product that is paid for by Medicare Parts B or D. Additionally, starting in payment year 2026, CMS will negotiate drug prices annually for a select number of single source Part D drugs without generic or biosimilar competition. CMS will also negotiate drug prices for a select number of Part B drugs starting for payment year 2028. If a drug product is selected by CMS for negotiation, it is expected that the revenue generated from such drug will decrease. CMS has begun to implement these new authorities and entered into the first set of agreements with pharmaceutical manufacturers to conduct price negotiations in October 2023. However, the IRA’s impact on the pharmaceutical industry in the United States remains uncertain, in part because multiple large pharmaceutical companies and other stakeholders (e.g., the U.S. Chamber of Commerce) have initiated federal lawsuits against CMS arguing the program is unconstitutional for a variety of reasons, among other complaints. Those lawsuits are currently ongoing.

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

We will remain an emerging growth company until the earlier of (1) the last day of the fiscal year (a) following the fifth anniversary of the completion of our initial public offering, (b) in which we have total annual gross revenue of at least $1.235 billion (as adjusted for inflation pursuant to SEC rules from time to time), or (c) in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700 million as of the prior June 30th, and (2) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

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

Our officers, directors and their affiliates currently collectively own 5,187,099 shares of our common stock (on an as-converted basis) or approximately 26% of our outstanding shares of common stock (on an as-converted basis) as of December 31, 2024. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On February 24, 2025, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the preceding 31 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until August 25, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 25, 2025, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

Should we fail to satisfy additional continued listing requirements, such as the corporate governance requirements or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock, and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with the Nasdaq’s listing requirements.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

We recognize the critical importance of maintaining the trust and confidence of customers, clients, patients, business partners and employees toward our business and are committed to protecting the confidentiality, integrity and availability of our business operations and systems. Our board of directors is actively involved in oversight of our risk management activities, and cybersecurity represents an important element of our overall approach to risk management. Our cybersecurity standards, processes and practices are based on recognized frameworks established by the National Institute of Standards and Technology (“NIST”), the International Organization for Standardization and other applicable industry standards. In general, we seek to address cybersecurity risks through a comprehensive, cross-functional approach that is focused on preserving the confidentiality, security and availability of the information that we collect and store by identifying, preventing and mitigating cybersecurity threats and effectively responding to cybersecurity incidents when they occur.

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

We also identify our cybersecurity threat risks by comparing our processes to standards set by the NIST, International Organization for Standardization, Center for Internet Security as well as by engaging experts to attempt to infiltrate our information systems. To provide for the availability of critical data and systems, maintain regulatory compliance, manage our material risks from cybersecurity threats, and protect against and respond to cybersecurity incidents, we undertake the following activities:

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

Artificial intelligence presents risks and challenges that can impact our business including by posing security risks to our confidential information, proprietary information, and personal data.

Issues in the development and use of artificial intelligence, combined with an uncertain and evolving regulatory environment, may result in reputational harm, liability, or other adverse consequences to our business operations. As with many technological innovations, artificial intelligence presents risks and challenges that could impact our business. Additionally, our vendors and suppliers may incorporate generative artificial intelligence tools into their offerings without disclosing this use to us, and the providers of these generative artificial intelligence tools may not meet existing or rapidly evolving regulatory or industry standards with respect to privacy and data protection, which may inhibit our or our vendors’ and suppliers’ ability to maintain an adequate level of service and experience. Additionally, we expect to see increasing government and supranational regulation related to artificial intelligence use and ethics, which may also significantly increase the burden and cost of research, development and compliance in this area. For example, the European Union’s Artificial Intelligence Act (the “EU AI Act”) is the world’s first comprehensive law regulating the development and use of artificial intelligence—entered into force on August 1, 2024 and, with some exceptions, will become fully effective from August 2, 2026. The EU AI Act regulates artificial intelligence systems based on risk level, has extraterritorial reach in certain circumstances, and imposes obligations on providers, manufacturers, importers, distributors, and deployers of artificial intelligence systems. The EU AI Act also prohibits certain uses of artificial intelligence. If we develop or use artificial intelligence systems that are governed by the EU AI Act, we may be required to ensure higher standards of data quality, transparency, and human oversight, and adhere to specific and potentially burdensome and costly ethical, accountability, and administrative requirements.

If we, our vendors, our suppliers, or our third-party partners experience an actual or perceived breach of privacy or other cybersecurity incident because of the use of generative artificial intelligence, we may lose valuable intellectual property, personal information, and confidential information, and our reputation and the public perception of the effectiveness of our privacy and security measures could be harmed. These events could also result in obligations pursuant to, and subject us to liability under, applicable laws and contracts that we have entered into. Further, bad actors around the world use increasingly sophisticated methods, including the use of artificial intelligence, to engage in illegal activities involving the theft and misuse of personal information, confidential information, and intellectual property. Any of these outcomes could damage our reputation, result in the loss of valuable property and information, and adversely impact our business.

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

Holders of Our Common Stock

As of March 17, 2025, there were approximately 368 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Equity Securities

The Company granted shares of common stock to certain vendors in the ordinary course of business in exchange for consulting services. The Company granted 353,170 and 140,186 shares of common stock for the years ended December 31, 2024, and 2023, respectively.

No underwriters were used in the foregoing transactions, and no discounts or commissions were paid. All sales of securities described above were exempt from the registration requirements of the Securities Act in reliance on Section 4(a)(2) of the Securities Act, Rule 701 promulgated under the Securities Act or Regulation D promulgated under the Securities Act, relating to transactions by an issuer not involving a public.

Use of Proceeds from Initial Public Offering

None.

Issuer Purchases of Equity Securities

Not applicable

Item 6. Selected Financial Data.

Not applicable.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our financial statements and related notes appearing elsewhere in this Form 10-K. Some of the information contained in this discussion and analysis or set forth elsewhere in this Form 10-K, including information with respect to our plans and strategy for our business and related financing, includes forward-looking statements that involve risks and uncertainties. As a result of many factors, including those factors set forth in the “Risk Factors” section of this Form 10-K, our actual results could differ materially from the results described in or implied by the forward-looking statements contained in the following discussion and analysis.

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

Overview

Acurx Pharmaceuticals, Inc., (the “Company”), a Delaware corporation, formerly Acurx Pharmaceuticals, LLC (the “Company”) is a clinical stage biopharmaceutical company developing a new class of antibiotics for infections caused by bacteria listed as priority pathogens by the World Health Organization (“WHO”), the U.S. Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA. The CDC estimates that, in the U.S., antibiotic-resistant pathogens infect one individual every 11 seconds and result in one death every 15 minutes. According to the WHO Fact Sheet (November 2023) Antimicrobial Resistance (AMR) is one of the top global public health and development threats. It is estimated that bacterial AMR was directly responsible for 1.27 million global deaths in 2019 and contributed to 4.95 million deaths. Furthermore, the world faces an antibiotics pipeline and access crisis. There is an inadequate research and development pipeline in the face of rising levels of resistance, and urgent need for additional measures to ensure equitable access to new and existing vaccines, diagnostics and medicines.

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

As of December 31, 2024, we had cash of approximately $3.7 million.

Recent Developments

2025 March Registered Direct Offering

On March 6, 2025, we, entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with an institutional investor named therein (the “March Investor”), pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the March Investor (the “March Registered Offering”) (i) 2,150,000 shares of common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $0.40 per share and (ii) pre-funded common stock purchase warrants (the “March Pre-Funded Warrants”) to purchase up to 595,000 shares of Common Stock (the “March Pre-Funded Warrant Shares”) at a purchase price of $0.3999 per March Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent fees and related offering expenses. We intend to use the net proceeds from the offering for working capital and other general corporate purposes.

The March Purchase Agreement contains customary representations and warranties and agreements of us and the March Investor and customary indemnification rights and obligations of the parties. Pursuant to the terms of the March Purchase Agreement, we have agreed to certain restrictions on the issuance and sale of its Common Stock or Common Stock Equivalents (as defined in the March Purchase Agreement) during the 30-day period following the closing of the Registered Offering (the “Lock-up Period”). Additionally, we agreed not to enter into a variable rate transaction for a period of one year following the closing of the March Registered Offering, provided, however, that following the Lock-up Period, (i) we may enter into and/or issue shares of Common Stock in an “at-the-market” facility with Wainwright (as defined below) as sales agent, and (ii) we may enter into, or effect a transaction under, an equity line of credit.

The Shares, the March Pre-Funded Warrants and March Pre-Funded Warrant Shares were offered by us pursuant to a registration statement on Form S-3 (File No. 333-265956), which was filed with the Securities and Exchange Commission (the “Commission”) on July 1, 2022 and was declared effective by the Commission on July 11, 2022 (the “Registration Statement”).

In a concurrent private placement (the “March Private Placement” and together with the March Registered Offering, the “March Offering”), we agreed to issue to the Investor series F common warrants (the “Series F Warrants”) to purchase up to an aggregate of 8,235,000 shares of Common Stock. The Series F Warrants will have an exercise price of $0.40 per share and will be exercisable commencing on the effective date of stockholder approval of the issuance of the shares of Common Stock issuable upon exercise of the Series F Warrants (the “Stockholder Approval”) and will expire twenty-four months following the date of Stockholder Approval. We will be obligated to obtain Stockholder Approval at the Company's annual meeting of stockholders on or prior to the date that is 150 days following the closing date (the “Stockholder Meeting Deadline”). If Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, we are required to cause an additional stockholder meeting to be held every 60 days after the Stockholder Meeting Deadline until Stockholder Approval is obtained or the Series F Warrants are no longer outstanding. The Series F Warrants and the shares of our Common Stock issuable upon the exercise of the Series F Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

The March Offering closed on March 10, 2025.

Nasdaq Minimum Bid Price Requirement

On February 24, 2025, we received a letter from The Nasdaq Stock Market notifying us that for the preceding 31 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice has no immediate effect on the listing or trading of our common stock, and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “ACXP” at this time.

In accordance with Nasdaq Listing Rule 5810(c)(3)(A), we have a grace period of 180 calendar days, or until August 25, 2025, to regain compliance with Nasdaq Listing Rule 5550(a)(2). Compliance can be achieved automatically and without further action if the closing bid price of our common stock is at or above $1.00 for a minimum of 10 consecutive business days at any time during the 180-day compliance period, in which case Nasdaq will notify us of our compliance and the matter will be closed.

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 25, 2025, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq hearings panel.

We intend to actively monitor the bid price of our common stock and will consider available options to regain compliance with the Minimum Bid Price Requirement. However, there can be no assurance that we will be able to regain compliance with the Minimum Bid Price Requirement or that Nasdaq will grant us a further extension of time to regain compliance, if applicable.

2025 January Registered Direct Offering

On January 6, 2025, we entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with certain institutional investors named therein (the “January Investors”), and with each of David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, Jack H. Dean, James Donohue, and Joseph Scodari, each a member of our board of directors (collectively, the “January Affiliate Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the January Investors and to the January Affiliate Investors (the “January Registered Offering”), an aggregate of 2,463,058 shares of common stock (consisting of an aggregate of 2,295,570 shares purchased by the January Investors and an aggregate of 167,488 shares purchased by the January Affiliate Investors), at an offering price of $1.015 per share, for aggregate gross proceeds from the January Registered Offering of approximately $2.5 million, before deducting the placement agent fees and related offering expenses.

The January Purchase Agreement contains customary representations and warranties and agreements of the Company and the Investors (and of the January Affiliate Investors) and customary indemnification rights and obligations of the parties. Pursuant to the terms of the January Purchase Agreement, we agreed to certain restrictions on the issuance and sale of its Common Stock or Common Stock Equivalents (as defined in the January Purchase Agreement) during the 30-day period following the closing of the January Registered Offering. Additionally, we agreed not to enter into a variable rate transaction for a period of one year following the closing of the January Registered Offering.

The shares were offered by us pursuant to the Registration Statement, which was filed with the Commission on July 1, 2022 and was declared effective by the Commission on July 11, 2022.

In a concurrent private placement (the “January Private Placement” and together with the January Registered Offering, the “January Offering”), we agreed to issue to the January Investors and to the January Affiliate Investors Series E warrants to purchase up to an aggregate of 2,463,058 shares of common stock (consisting of Series E warrants to purchase up to 2,295,570 shares of common stock issued to the January Investors and Series E warrants to purchase up to 167,488 shares of common stock issued to the January Affiliate Investors) at an exercise price of $0.90 per share. Each Series E warrant became immediately exercisable upon the issuance date and will expire five years from the initial exercise date. The Series E warrants and the shares of our common stock issuable upon the exercise of the Series E warrants were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. The January Offering closed on January 7, 2025. As of the date of this prospectus supplement, none of the Series E warrants have been exercised and all of such Series E warrants remain outstanding.

The January Offering closed on January 7, 2025.

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

Following our successful End-of-Phase 2 Meeting with the FDA in August 2024, which confirmed our Phase 3 clinical trial readiness, and per the FDA regulatory requirements, in August 2024, we submitted our request to the FDA for a meeting to review our manufacturing processes and specifications for drug substance and final project and packaging (typically referred to as Chemistry, Manufacturing and Controls (“CMC”)) for our Phase 3 clinical trials. In December 2024, we received written positive feedback from FDA regarding acceptability of our CMC plan and data package proposed to support the Phase 3 clinical program. In January 2025, we received positive written responses from the EMA under its Scientific Advice Procedure that the clinical, non-clinical and CMC information package submitted supports advancement of the ibezapolstat Phase 3 program. The responses also included guidance on ibezapolstat’s regulatory pathway for a Marketing Authorization Application in the EU for ibezapolstat in CDI.

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

As of the year ended December 31, 2024, we sold a total of 2,830,328 shares of its common stock under the ATM Program at a weighted-average price of $3.26 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million, after deducting commissions to the sales agents and other ATM Program related expenses. There remained approximately $7.8 million available for future sales of shares of common stock under the Sales Agreement. As of January 6, 2025, we suspended the ATM Program.

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

Results of Operations

Years Ended December 31, 2024 and 2023

The following table summarizes our results of operations for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,		Percentage
	2024	2023	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$5,404	$6,044	(11)%
General and Administrative	8,699	8,534	2%
TOTAL OPERATING EXPENSES	14,103	14,578	(3)%
Net Loss	$(14,103)	$(14,578)	(3)%

Research and Development Expenses. Research and development expenses were $5.4 million for the year ended December 31, 2024, and $6.0 million for the year ended December 31, 2023, a decrease of $0.6 million due to decrease in consulting fees of $1.6 million, offset by increase in manufacturing cost of $1.0 million.

General and Administrative Expenses. General and administrative expenses were $8.7 million for the year ended December 31, 2024, and $8.5 million for the year ended December 31, 2023. General and administrative expenses increased by approximately $0.2 million primarily due to $0.3 million increase in legal fees, and $0.7 million increase in professional fees, offset by $0.6 million decrease in share based compensation costs and $0.2 million decrease in insurance costs.

Net Loss. Net loss was $14.1 million for the year ended December 31, 2024, compared to $14.6 million for the year ended December 31, 2023, a decrease of $0.5 million, primarily due to the reasons stated above.

Liquidity and Capital Resources

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $67.3 million as of December 31, 2024. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting the placement agents commission of $0.3 million and offering costs of $0.2 million. On May 18,

2023, we completed a registered direct offering and a concurrent private placement resulting proceeds of approximately $3.5 million after deducting the placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commission and other related expenses of $0.4 million.

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

As of December 31, 2024, we had working capital of $0.6 million, consisting primarily of $3.7 million of cash, $0.1 million of other receivable and prepaid expenses, offset by $3.2 million of accounts payable and accrued expenses.

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

On January 7, 2025, we completed a registered direct offering and a concurrent private placement, issuing 2,463,058 shares of common stock and Series E warrants to purchase 2,463,058 shares of common stock for gross proceeds of approximately $2.5 million.

On March 10, 2025, we completed a registered direct offering and a concurrent private placement, issuing 2,150,000 share of common stock, 595,000 pre-funded warrants and Series F warrants to purchase 8,235,000 shares of common stock for gross proceeds of approximately $1.1 million.

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

As of the year ended December 31, 2024, we sold a total of 2,830,328 shares of its common stock under the ATM Program at a weighted-average price of $3.26 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million, after deducting commissions to the sales agents and other ATM Program related expenses. There remained approximately $7.8 million available for future sales of shares of common stock under the Sales Agreement. On January 6, 2025, we suspended the ATM program.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2024 and 2023:

	Years Ended
	December 31,
	2024	2023

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(10,383)	$(9,801)
Financing activities	6,616	8,163
Net decrease in cash	$(3,767)	$(1,638)

Operating Activities

Net cash used in operating activities was $10.4 million for the year ended December 31, 2024, primarily attributable to the net loss of $14.1 million, offset by share-based compensation of $2.6 million, share based payments to vendors of $0.8 million and an increase of $0.2 million in accounts payable and accrued expenses.

Net cash used in operating activities was $9.8 million for the year ended December 31, 2023, primarily attributable to the net loss of $14.6 million, offset by share-based compensation of $3.2 million, share-based payments to vendors of $0.6 million and an increase of $1.0 million in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities were none for the years ended December 31, 2024 and 2023.

Financing Activities

Net cash provided from financing activities was $6.6 million for the year ended December 31, 2024, which was attributable to the ATM Program of $6.4 million and $0.2 million of proceeds from the exercise of warrants.

Net cash provided by financing activities was $8.2 million for the year ended December 31, 2023, which was attributable to the net proceeds from the 2023 registered direct offering of $3.5 million, net proceeds from the ATM Program of $2.4 million and $2.2 million of proceeds from the exercise of warrants.

Funding Requirements

We believe that our existing cash will not be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of our financial statements for the year ended December 31, 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on our financial accounting measurements or disclosures.

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

Our management conducted an assessment of the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2024 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2024.

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

Item 9B. Other Information.

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the fourth quarter of 2024.

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

The following table provides information regarding our directors as of March 17, 2025:

Name	Age	Position with the Company
David P. Luci	58	President and Chief Executive Officer, Director
Robert J. DeLuccia	79	Executive Chairman, Director
Carl V. Sailer	55	Director
Thomas Harrison	77	Director
Joseph C. Scodari	72	Director
Jack H. Dean	83	Director
James Donohue	55	Director

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

Robert J. DeLuccia — Executive Chairman, Director

Mr. DeLuccia is our co-founder and Executive Chairman and has served as Director since February 2018. Mr. DeLuccia previously served as our Managing Partner from February 2018 until June 2021. Previously, Mr. DeLuccia was the Executive Chairman of Dipexium Pharmaceuticals (Nasdaq: DPRX), a pharmaceutical company focused on antibiotic drug development, from February 2010 until its sale to PLx Pharma Inc. (Nasdaq: PLXP) in a merger valued at $69 million in April 2017. Previously, from 2004 to 2009, Mr. DeLuccia served in several capacities at MacroChem, a development-stage, publicly traded pharmaceutical company using topical drug delivery technology for products in dermatology, podiatry, urology and cancer, including as Chairman of the board of directors, President and Chief Executive Officer. Prior to joining MacroChem, Mr. DeLuccia served as President and Chief Executive Officer of Immunomedics, Inc., a publicly-traded biopharmaceutical company focused on antibody-based therapeutic products and diagnostic imaging for cancer and infectious diseases. Mr. DeLuccia also served as President of Sterling Winthrop, Inc. (or Sterling Winthrop) (as an independent corporation and then as subsidiary of Eastman Kodak), and subsequently, upon acquisition, the U.S. subsidiary of Sanofi-Aventis (or Sanofi) and had served as a member of the board of directors of IBEX Technologies Inc., which manufactures and markets proprietary enzymes (heparinases and chondroitinases) for use in pharmaceutical research and Heparinase I, used in many leading hemostasis monitoring devices until the sale of IBEX to BBI Solutions OEM Limited in 2024. Mr. DeLuccia began his career as a pharmaceutical sales representative for Pfizer, Inc. (or Pfizer) and progressed to Director of Marketing, Pfizer Laboratories Division, and to Vice President Marketing and Sales Operations for Pfizer’s Roerig Division. Mr. DeLuccia received a Bachelor of Business Administration with a concentration in Marketing and a Master’s Degree in Business Administration from Iona College. Mr. DeLuccia was selected to serve as Chairman of our board of directors because of his extensive executive leadership and experience in the pharmaceutical industry.

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

Committees of our Board of Directors and Meetings

Meeting Attendance

During the fiscal year ended December 31, 2024, there were ten meetings of our board of directors, and the various committees of our board of directors met a total of five times. No director attended fewer than 75% of the total number of meetings of our board of directors and of committees of our board of directors on which he or she served during the fiscal year ended December 31, 2024. Our board of directors has adopted a policy under which each member of our board of directors makes every effort to attend each annual meeting of our stockholders.

Audit Committee

Our Audit Committee met four times during the year ended December 31, 2024. This committee currently has three members, James Donohue (Chair), Joseph C. Scodari and Thomas Harrison. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our board of directors has determined that each of James Donohue, Joseph C. Scodari and Thomas Harrison is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on our website at www.acurxpharma.com.

Compensation Committee

Our Compensation Committee met one time during the year ended December 31, 2024. This committee currently has three members, Joseph C. Scodari (Chair), Thomas Harrison and Carl V. Sailer. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer and shall conduct its decision making process with respect to that issue without the chief executive officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.

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

The Compensation Committee’s independent compensation consultant during fiscal year 2024 was Pearl Meyer & Partners, LLC (“Pearl Meyer”). Pearl Meyer was engaged by, and reported directly to, the Compensation Committee, which has the sole authority to hire or fire Pearl Meyer and to approve fee arrangements for work performed. Pearl Meyer assisted the Compensation Committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation Committee has authorized Pearl Meyer to interact with management on behalf of the Compensation Committee, as needed in connection with advising the Compensation Committee, and Pearl Meyer is included in discussions with management and, when applicable, the Compensation Committee’s outside legal counsel on matters being brought to the Compensation Committee for consideration. The Compensation Committee consulted with Pearl Meyer in connection with its evaluation of 2024 year-end compensation.

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

David P. Luci — President and Chief Executive Officer, Director

For biographical information for David P. Luci, age 58, see “Our Board of Directors  — David P. Luci” above.

Robert J. DeLuccia — Executive Chairman, Director

For biographical information for Robert J. DeLuccia, age 79, see “Our Board of Directors  — Robert J. DeLuccia” above.

Robert Shawah — Chief Financial Officer

Mr. Shawah, age 58, has served as our Chief Financial Officer since June 2021. Mr. Shawah previously served as our Chief Accounting Officer and Vice President of Finance from February 2018 to June 2021. Previously, Mr. Shawah served as Chief Accounting Officer of Dipexium Pharmaceuticals, Inc. (Nasdaq: DPRX) from 2014 until when Dipexium Pharmaceuticals was sold to PLX Pharma (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. Further, Mr. Shawah has served as Vice President of Baldwin Pearson & Co, Inc., a commercial real estate firm. From August 2018 to December 2018, Mr. Shawah served as a director for Ameri100, a software integration company. Mr. Shawah graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting.

Delinquent Section 16(a) Reports

Section 16(a) of the Exchange Act requires our directors, officers and beneficial owners of more than 10% of our common stock to file with the SEC initial reports of ownership and reports of changes in the ownership of our common stock and other equity securities. Such persons are required to furnish us copies of all Section 16(a) filings.

Our records reflect that all reports which were required to be filed with the SEC pursuant to Section 16(a) of the Securities Exchange Act of 1934, as amended, were filed on a timely basis, except that Form 4 reports, covering an aggregate of four (4) transactions, were filed late by Robert J. DeLuccia, Robert G. Shawah and David P. Luci.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table contains information concerning the compensation during each of the two years ended December 31, 2024 and 2023 to persons covered by Item 402(m)(2) of Regulation S-K (the “named executive officers”).

							Non-equity	Nonqualified
							incentive	deferred
					Stock	Option	plan	compensation	All other
		Salary		Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)		($)	($)	($)	($)	($)	($)(1)	($)
David P. Luci	2024	537,508		249,375	—	—	—	644,500	—	1,431,383
President and Chief Executive Officer	2023	475,000	(2)	193,978	—	—	—	354,900	—	1,023,878
Robert J. DeLuccia	2024	539,172		254,625	—	—	—	644,500	25,133	1,463,430
Executive Chairman	2023	485,000	(3)	193,978	—	—	—	354,900	22,558	1,056,436
Robert G. Shawah	2024	395,840		137,813	—	—	—	373,810	—	907,463
Chief Financial Officer	2023	375,000	(4)	95,288	—	—	—	204,750	—	675,038

(1) Other compensation represents health care insurance.

(2) Mr. Luci’s base annual salary was $475,000 for the year ended December 31, 2023 and was increased to $550,000 effective March 2024. Mr. Luci received a stock option grant in 2024 with an exercise price of $3.15. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 14, 2025.

(3) Mr. DeLuccia’s base salary was $485,000 for the year ended December 31, 2023 and was increased to $550,000 effective March 2024. Mr. DeLuccia received a stock option grant in 2024 with an exercise price of $3.15. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 14, 2025.

(4) Mr. Shawah’s base salary was $375,000 for the year ended December 31, 2023 and was increased to $400,000 effective March 2024. Mr. Shawah received a stock option grant in 2024 with an exercise price of $3.15. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 14, 2025.

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

Other Compensation Policies and Practices

Insider Trading Policy

Our Insider Trading Policy prohibits directors, executive officers and other “designated insiders” from engaging in most transactions involving our common stock during periods, determined by us, that those individuals are most likely to be aware of material, non-public information. Directors, executive officers and other designated insiders subject to stock ownership guidelines must clear all their transactions in our common stock with the Chief Financial Officer in advance. Additionally, it is our policy that directors, executive officers and designated insiders are not permitted to hedge their ownership of Company securities, including (a) trading in publicly-traded options, (b) selling any security of the Company “short” and (c) purchasing any financial instruments (including straddles, collars or other similar risk reduction or hedging devices) or otherwise engaging in transactions that are designed to or have the effect of offsetting any decrease in the market value of our securities. A copy of our Insider Trading Policy is attached hereto as exhibit 19.1.

Outstanding Equity Awards at 2024 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2024, to each of the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

			Option Awards				Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			95288				Market	Unearned	Unearned
			Awards:			Number	Value of	Shares,	Shares,
	Number of	Number of	Number of			of Shares	Shares or	Units or	Units or
	Securities	Securities	Securities			or Units	Units of	Other	Other
	Underlying	Underlying	Underlying			of Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		that have	that have	that have	that have
	Options	Options	Unearned	Exercise	Option	not	not	not	not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name and Principal Position	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
David P. Luci	350,000	—	—	6.26	June 2031	—	—	—	—
President and Chief Executive Officer(1)	500,000	—	—	6.18	July 2031	—	—	—	—
	79,444	50,556	—	3.41	Feb 2033	—	—	—	—
	69,444	180,556	—	3.15	Feb 2034
Robert J. DeLuccia	350,000	—	—	6.26	June 2031	—	—	—	—
Executive Chairman(2)	500,000	—	—	6.18	July 2031	—	—	—	—
	79,444	50,556	—	3.41	Feb 2033	—	—	—	—
	69,444	180,556	—	3.15	Feb 2034
Robert G. Shawah	70,000	—	—	6.26	June 2031	—	—	—	—
Chief Financial Officer(3)	200,000	—	—	6.18	July 2031	—	—	—	—
	45,833	29,167	—	3.41	Feb 2033	—	—	—	—
	40,278	104,722	—	3.15	Feb 2034

(1) On June 29, 2021 (the “June Grant Date”), Mr. Luci was granted stock options to purchase 350,000 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On July 1, 2021 (the “July Grant Date”), Mr. Luci was granted stock options to purchase 500,000 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. Luci was granted stock options to purchase 130,000 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026. On February 23, 2024,

(the “February Grant Date”), Mr. Luci was granted stock options to purchase 250,000 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 23, 2027.

(2) On the June Grant Date, Mr. DeLuccia was granted stock options to purchase 350,000 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On the July Grant Date, the Mr. DeLuccia was granted stock options to purchase 500,000 shares of common stock in connection with his service as the Executive Chairman pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. DeLuccia was granted stock options to purchase 130,000 shares of common stock in connection with his service as Executive Chairman pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026. On February 23, 2024, (the “February Grant Date”), Mr. DeLuccia was granted stock options to purchase 250,000 shares of common stock in connection with his service as Executive Chairman pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 23, 2027.

(3) On the June Grant Date, Mr. Shawah was granted stock options to purchase 70,000 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On the July Grant Date, Mr. Shawah was granted stock options to purchase 200,000 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. Shawah was granted stock options to purchase 75,000 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026. On February 23, 2024, (the “February Grant Date”), Mr. Shawah was granted stock options to purchase 145,000 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 23, 2027.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2024, to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards(1)	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Carl V. Sailer(2)	45,000	-	22,104	—	—	—	67,104
Jack H. Dean(3)	40,000	-	22,104	—	—	—	62,104
Joseph C. Scodari(4)	57,500	-	22,104	—	—	—	79,604
Thomas Harrison(5)	52,500	-	22,104	—	—	—	74,604
James Donohue(6)	55,000	-	22,104	—	—	—	77,104

(1) These amounts represent the aggregate grant date fair value of options granted to each director on June 15, 2024 computed in accordance with FASB ASC Topic 718. A discussion of the assumptions used in determining grant date fair value may be found in Note 5 to our financial statements included in this Form 10-K. Such options vest on the one-year anniversary of the grant date.

(2) Mr. Sailer had 72,000 option awards outstanding at December 31, 2024.

(3) Mr. Dean had 72,000 option awards outstanding at December 31, 2024.

(4) Mr. Scodari had 72,000 option awards outstanding at December 31, 2024.

(5) Mr. Harrison had 72,000 option awards outstanding at December 31, 2024.

(6) Mr. Donohue had 72,000 option awards outstanding at December 31, 2024.

During the fiscal year ended December 31, 2024, we paid an annual cash retainer of $40,000 to each independent director for their service on our board of directors. In addition to the annual retainer, the chairpersons of the Audit Committee and Compensation Committee are entitled to an additional cash retainer of $15,000 and $10,000 per year, respectively. Non-chair members of the Audit Committee and Compensation Committee are entitled to an additional cash retainer of $7,500 and $5,000 per year, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 17, 2025, for (a) the executive officers named herein, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 17, 2025, pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 22,042,511 shares of common stock outstanding on March 17, 2025.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
David P. Luci(1)	2,528,136	10.8%
Robert G. Shawah(2)	717,964	3.2%
Robert J. DeLuccia(3)	2,401,722	10.3%
Joseph C. Scodari(4)	112,339	*
Jack H. Dean(5)	102,398	*
Thomas Harrison(6)	61,539	*
Carl Sailer(7)	263,218	1.2%
James Donohue(8)	98,454	*
All directors and current executive officers as a group (eight (8) persons)	6,285,770	27.1%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) Consists of 1,147,541 shares of our common stock, 85,873 shares of our common stock underlying warrants to purchase shares of our common stock and 1,294,722 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2025, held of record by Mr. Luci.

(2) Consists of 189,200 shares of our common stock, 625 shares of our common stock underlying warrants to purchase shares of our common stock and 528,139 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2025, held of record by Mr. Shawah.

(3) Consists of 1,014,043 shares of our common stock, 92,957 shares of our common stock underlying warrants to purchase shares of our common stock and 1,294,722 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2024, held of record by Mr. DeLuccia.

(4) Consists of 27,708 shares of our common stock, 24,631 shares of our common stock underlying warrants to purchase shares of our common stock and 60,000 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2025.

(5) Consists of 27,546 shares of our common stock, 14,852 shares of our common stock underlying warrants to purchase shares of our common stock and 60,000 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2025, held by Dr. Dean and the Dean Family Trust.

(6) Consists of 1,539 shares of our common stock and 60,000 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2025, held of record by Mr. Harrison.

(7) Consists of 142,183 shares of our common stock, and 61,035 shares of our common stock underlying warrants to purchase shares of our common stock and 60,000 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2025, held of record by Mr. Sailer.

(8) Consists of 22,352 shares of our common stock, 16,102 shares of our common stock underlying warrants to purchase shares of our common stock and 60,000 shares of our common stock issuable upon exercise of stock options within 60 days of March 17, 2025.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2024.

	(a)		(b)	(c)
Number of
securities
remaining
available for
future
	Number of			issuance
	securities to		Weighted	under
	be issued		average	equity
	upon		exercise	compensation
	exercise of		price of	plans
	outstanding		outstanding	(excluding
	options,		options,	securities
	warrants		warrants	reflected in
	and rights		and rights	column (a)(2)
Equity compensation plan approved by security holders(1)(3)	3,454,915	(1)	$4.74	171,720	(2)
Equity compensation plan not approved by security holders	—		—	—
Total	3,454,915	(1)	$4.74	171,720	(2)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Our Audit Committee Charter requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider all available information deemed relevant by the Audit Committee, including, but not limited to, the extent of the related person’s interest in the transaction and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances. Since the beginning of our last fiscal year and during the fiscal years ended December 31, 2024 and 2023, we have engaged in the following transactions:

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

Participation in Our January 2025 Registered Direct Offering

On January 6, 2025, we entered into the Purchase Agreement with the institutional investors, and with each of David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, Jack H. Dean, James Donohue, and Joseph Scodari, each members of our Board of Directors pursuant to which we issued and sold to the affiliate investors (i) an aggregate of 167,488 shares of common stock in a registered direct offering and (ii) the affiliate warrants at an exercise price of $0.90 per share in a concurrent private placement. Each share of common stock was sold at a purchase price of $1.015 per share.

Director Independence

Please see “Management and Corporate Governance” under Item 10 above.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2024, and December 31, 2023 and fees billed for other services rendered by CohnReznick LLP during those periods.

	2024	2023
Audit fees:(1)	184,425	172,650
Audit related fees:(2)	32,700	55,500
	217,125	228,150

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The financial statements filed as part of this Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b)	Exhibit Index.
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1	Certificate of Incorporation of Acurx Pharmaceuticals, Inc.		10-K	03/15/24	001-40536
3.2	Bylaws of Acurx Pharmaceuticals, Inc.		S-1	05/27/21	333-256516
4.1	Form of Common Stock Certificate.		S-1	05/27/21	333-256516
4.2	Form of Series A Warrant.		8-K	07/25/22	001-40536
4.3	Form of Series B Warrant.		8-K	07/25/22	001-40536
4.4	Form of Placement Agent Warrant.		8-K	07/25/22	001-40536
4.5	Form of Series C Warrant.		8-K	05/17/23	001-40536
4.6	Form of Series D Warrant.		8-K	05/17/23	001-40536
4.7	Form of 2023 Pre-Funded Warrant.		8-K	05/17/23	001-40536
4.8	Form of Series E Warrant		8-K	01/07/25	001-40536
4.9	Form of January 2025 Wainwright Warrant		8-K	01/07/25	001-40536
4.10	Form of Series F Warrant		8-K	03/10/25	001-40536
4.11	Form of Pre-Funded Warrant		8-K	03/10/25	001-40536
4.12	Form of March 2025 Wainwright Warrant		8-K	03/10/25	001-40536
4.13	Description of Securities.	X
10.1	Form of Indemnification Agreement.		S-1	05/27/21	333-256516
10.2	Form of Warrant.		S-1	05/27/21	333-256516
10.3	Form of Common Stock Purchase Warrant.		S-1	05/27/21	333-256516
10.4	Form of Securities Purchase Agreement.		8-K	07/25/22	001-40536
10.5	Form of Investor Rights Agreement, by and between the Registrant and certain purchasers.		S-1	05/27/21	333-256516
10.6.1+	Acurx Pharmaceuticals, Inc. 2021 Equity Incentive Plan.		S-1	05/27/21	333-256516
10.6.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.6.3+	Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.6.4+	Form of Recapitalization Exchange Option Agreement.		S-8	07/19/21	333-258026

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.7+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert J. DeLuccia, dated May 25, 2021.		S-1	05/27/21	333-256516
10.8+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and David P. Luci, dated May 25, 2021.		S-1	05/27/21	333-256516
10.9+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert Shawah, dated May 25, 2021.		S-1	05/27/21	333-256516
10.10	Master Clinical Services Agreement, dated October 11, 2019, by and between Acurx Pharmaceuticals, Inc. and Syneos Health, LLC.		S-1	05/27/21	333-256516
10.11	Asset Purchase Agreement, dated February 5, 2018, by and between Acurx Pharmaceuticals, Inc. and GLSynthesis Inc.		S-1	05/27/21	333-256516
10.12	Form of Securities Purchase Agreement, dated as of May 16, 2023, by and between Acurx. Pharmaceuticals, Inc. and the investor		10-Q	08/11/23	001-40536
10.13	Form of Warrant Amendment Agreement, dated as of May 16, 2023, by and between Acurx. Pharmaceuticals, Inc. and the investor		8-K	05/17/23	001-40536
10.14	Sales Agreement, dated as of November 15, 2023, between Acurx Pharmaceuticals, Inc. and A.G.P/Alliance Global Partners.		8-K	11/15/23	001-40536
10.15	Form of Securities Purchase Agreement, dated as of January 6, 2025, by and among Acurx Pharmaceuticals, Inc. and the purchasers party thereto.		8-K	01/07/25	001-40536
10.16	Form of Securities Purchase Agreement, dated as of March 6, 2025, by and between Acurx Pharmaceuticals, Inc. and the purchaser party thereto.		8-K	03/10/25	001-40536
19.1	Acurx Pharmaceuticals, Inc. Insider Trading Policy.	X
21.1	Subsidiaries.	X
23.1	Consent of CohnReznick LLP.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Acurx Pharmaceuticals, Inc. Clawback Policy.		10-K	03/15/24	001-40536
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X
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

ACURX PHARMACEUTICALS, INC.
Date: March 17, 2025	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Luci	President, Chief Executive Officer and Director	March 17, 2025
David P. Luci	(Principal Executive Officer)

/s/ Robert G. Shawah	Chief Financial Officer	March 17, 2025
Robert G. Shawah	(Principal Accounting Officer and Principal Financial Officer)

/s/ Robert J. DeLuccia	Executive Chairman	March 17, 2025
Robert J. DeLuccia

/s/ Carl V. Sailer	Director	March 17, 2025
Carl V. Sailer

/s/ Joseph C. Scodari	Director	March 17, 2025
Joseph C. Scodari

/s/ Thomas Harrison	Director	March 17, 2025
Thomas Harrison

/s/ Jack H. Dean	Director	March 17, 2025
Jack H. Dean

/s/ James Donohue	Director	March 17, 2025
James Donohue

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Acurx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acurx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2024 and 2023, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2024 and 2023 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Parsippany, New Jersey

March 17, 2025

ACURX PHARMACEUTICALS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2024 and 2023

	December 31,	December 31,
	2024	2023

ASSETS

CURRENT ASSETS
Cash	$3,706,713	$7,474,188
Other Receivable	51,127	129,159
Prepaid Expenses	100,123	105,776
TOTAL ASSETS	$3,857,963	$7,709,123

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$3,242,842	$3,042,438
TOTAL CURRENT LIABILITIES	3,242,842	3,042,438

TOTAL LIABILITIES	3,242,842	3,042,438

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 17,030,686 and 14,468,229 shares issued and outstanding at December 31, 2024 and December 31, 2023, respectively	17,031	14,468
Additional Paid-In Capital	67,920,046	57,871,070
Accumulated Deficit	(67,321,956)	(53,218,853)

TOTAL SHAREHOLDERS’ EQUITY	615,121	4,666,685

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$3,857,963	$7,709,123

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended
	December 31,
	2024	2023

OPERATING EXPENSES
Research and Development	$5,403,836	$6,043,597
General and Administrative	8,699,267	8,534,171

TOTAL OPERATING EXPENSES	14,103,103	14,577,768

NET LOSS	$(14,103,103)	$(14,577,768)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.87)	$(1.15)

Weighted average common shares outstanding, basic and diluted	16,163,366	12,671,572

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2023	11,627,609	$11,628	$45,944,478	$(38,641,085)	$7,315,021
Share-Based Compensation	—	—	3,206,527	—	3,206,527
Share-Based Payments to Vendors	140,186	140	559,443	—	559,583
Issuance of shares of common stock and pre-funded warrants in registered direct offering, net of $456,314 cash issuance costs	601,851	602	3,543,010	—	3,543,612
Issuance of shares of common stock in At-the-Market sales agreement, net of $222,161 cash issuance costs	680,252	680	2,399,958	—	2,400,638
Warrant Exercise	682,769	683	2,218,316	—	2,218,999
Cashless Warrant Exercise	4,080	4	(4)	—	—
Pre-funded Warrant Exercise	731,482	731	(658)	—	73
Net Loss	—	—	—	(14,577,768)	(14,577,768)
Balance at December 31, 2023	14,468,229	$14,468	$57,871,070	$(53,218,853)	$4,666,685
Share-Based Compensation	—	—	2,601,903	—	2,601,903
Share-Based Payments to Vendors	353,170	353	833,327	—	833,680
Issuance of shares of common stock in At-the-Market sales agreement, net of $209,305 cash issuance costs	2,150,076	2,151	6,403,606	—	6,405,757
Warrant Exercise	59,211	59	210,140	—	210,199
Net Loss	—	—	—	(14,103,103)	(14,103,103)
Balance at December 31, 2024	17,030,686	$17,031	$67,920,046	$(67,321,956)	$615,121

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2024 AND 2023

	Years Ended
	December 31,
	2024	2023

Cash Flow from Operating Activities:
Net Loss	$(14,103,103)	$(14,577,768)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	2,601,903	3,206,527
Share-Based Payments to Vendors	833,680	559,583
(Increase)/Decrease in:
Other Receivable	78,032	(129,159)
Prepaid Expenses	5,653	159,179
Accounts Payable and Accrued Expenses	200,404	980,753
Net Cash Used in Operating Activities	(10,383,431)	(9,800,885)

Cash Flow from Financing Activities:
Proceeds from At-the-Market Offering, net of issuance costs	6,405,757	2,400,638
Pre-funded Warrant Exercise	—	73
Warrant Exercise	210,199	2,218,999
Proceeds from 2023 Registered Direct Offering, net of issuance costs	—	3,543,612
Net Cash Provided by Financing Activities	6,615,956	8,163,322
Net Decrease in Cash	(3,767,475)	(1,637,563)
Cash at Beginning of Year	7,474,188	9,111,751
Cash at End of Year	$3,706,713	$7,474,188

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2023 Registered Direct Offering costs (Note 4)	$—	$1,990,153

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This outbreak caused major disruptions to businesses and markets worldwide as the virus continued to spread. Previously, the Company’s clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted by the COVID-19 pandemic. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic, at this time, if the pandemic continues over a long period of time, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The financial statements do not reflect any adjustments as a result of the pandemic.

In February 2018, the Company purchased the active pharmaceutical ingredient, the intellectual property and other rights to an antibiotic product candidate known as GLS362E (renamed ACX-362E and now approved for non-proprietary name, ibezapolstat) (the “Asset”) from GLSynthesis, Inc. The Company paid $110,174 in cash, along with granting 100,000 Class B Membership Interests, profits interests as defined in the operating agreement, with an exercise price of $0.10 per share. The Company was also required to make certain milestone payments totaling $700,000 in aggregate if certain milestones are achieved, $200,000 of which has already been paid by the Company and royalty payments equal to 4% of net sales for a period of time equal to the last to expire of any applicable patents, as defined in the asset purchase agreement. The purchase of the Asset has resulted in our lead antibiotic product candidate, ibezapolstat, which targets the treatment of C. difficile infections (“CDI”).

The Company’s primary activities since inception aside from organizational activities have included performing research and development activities relating to the development of its two antibiotic candidates and raising funds through equity offerings including its initial public offering (“IPO”) consummated in June 2021. The Company has not generated any revenues since inception.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and Series A warrants to purchase 1,289,980 shares of common stock and Series B warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, Series C warrants to purchase 1,333,333 shares of common stock and Series D warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 2,830,328, shares of common stock for gross proceeds of approximately $9.2 million. As of December 31, 2024, the Company had a cash balance of approximately $3.7 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the financial statements for the year ended December 31, 2024. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the years ended December 31, 2024 and 2023, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

During the second quarter of 2024, the Company applied for a qualified small business payroll tax credit for increasing research activities in the amount of $51,127 and it is disclosed on the accompanying balance sheet as of December 31, 2024.

Recent Accounting Pronouncements

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures which requires public entities to disclose significant segment expenses regularly provided to the chief operating decision-maker. Public entities with a single reporting segment have to provide all disclosures required by ASC 280, including the significant segment expense disclosures. For public business entities, the guidance is effective for annual periods beginning after December 15, 2024. The adoption of ASU 2023-07 did not have a significant impact on the Company’s financial accounting measurements or disclosures.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker, in deciding how to allocate resources in assessing performance. The Company views its operations and manages its business in one segment and the Company’s chief operating decision maker (“CODM”) is the President/Chief Executive Officer.

The Company’s segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies. The CODM assesses performance of the segment based on net loss, which is reported on the statement of operations, assets as reported on the balance sheet, and cash utilization forecasts in deciding how to invest in the Company’s development and assesses the entity-wide operating results and performance.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of December 31, 2024, the Company had cash of approximately $3.7 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs as incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the services are provided. The Company incurred research and development expenses in the amount of $5,403,836 and $6,043,597, for the years ended December 31, 2024 and 2023, respectively.

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

Major Vendor

The Company had two major vendors that accounted for approximately 35% of the research and development expenditures for the year ended December 31, 2024, and a major vendor that accounted for approximately 63% of the research and development expenditures for the year ended December 31, 2023.

As of December 31, 2024, the two major vendors accounted for approximately 2% of the total accounts payable and accrued expenses and as of December 31, 2023, the major vendor accounted for 53% of the total accounts payable and accrued expenses.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2024 and 2023 were as follows:

	December 31, 2024	December 31, 2023
Accrued research and development	$2,664,065	$2,263,934
Accrued compensation expenses	537,630	716,307
Accrued professional fees	36,360	58,388
Other accounts payable and accrued expenses	4,787	3,809
Total	$3,242,842	$3,042,438

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock, of which 17,030,686 were issued and outstanding as of December 31, 2024.

On May 16, 2023, the Company entered into a securities purchase agreement with a single healthcare-focused U.S. institutional investor named therein (the “2023 Investor”), pursuant to which the Company issued and sold, in a registered direct offering by the Company directly to the 2023 Investor (the “2023 Registered Offering”), an aggregate of 601,851 shares of common stock at an offering price of $3.00 per share and an aggregate of 731,482 pre-funded warrants exercisable for shares of common stock at an offering price of $2.9999 per pre-funded warrant. The pre-funded warrants sold to the Investor have an exercise price of $0.0001 and were immediately exercisable. As of December 31, 2024, all of the pre-funded warrants were exercised.

The gross proceeds to the Company from the 2023 Registered Direct Offering were approximately $4.0 million and net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $3.5 million.

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

In January 2024, the Affiliate Investors exercised 59,211 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2024:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2023	6,195,456	$3.28
Issued	—	—
Exercised	(59,211)	3.55
Balance at December 31, 2024	6,136,245	$3.28

The weighted average contractual life of the outstanding warrants is 3.50 years.

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

The Company sold 698,121 shares of its common stock under the ATM Program at a weighted-average price of $3.76 per share, raising $2.6 million of gross proceeds and net proceeds of $2.4 million, after deducting commissions to the sales agent and other ATM Program related expenses for the year ended December 31, 2023. The Company recorded a receivable of $129,159 for 34,116 shares sold under the ATM Program yet to settle as of December 31, 2023, of which 17,869 shares had yet to be issued by the transfer agent as of the year-end. The receivable for the unsettled shares as of December 31, 2023 is included within the “Other Receivable” balance in the accompanying balance sheets. The receivable was collected on January 3, 2024 and 17,869 shares were settled and transferred on January 2, 2024.

The Company sold 2,132,207 shares of its common stock under the ATM Program at a weighted-average price of $3.10 per share, raising $6.6 million of gross proceeds and net proceeds of $6.4 million, after deducting commissions to the sales agent for the year ended December 31, 2024.

As of December 31, 2024, the Company had $7.8 million available under the ATM Program.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion. The Plan originally reserved an aggregate of 2,000,000 shares of common stock, subject to annual adjustments as provided in the Plan, which was 580,852 shares for the year ended December 31, 2024. The Plan currently has 171,720 shares available for issuance as of December 31, 2024. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $363,440 and $726,880 for the years ended December 31, 2024 and 2023, respectively, related to compensation expenses for these options.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, the grant date fair value, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $981,834 and $1,963,667 for the years ended December 31, 2024 and 2023, respectively, related to compensation expenses for these options.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $75,800 for the each of the years ended December 31, 2024 and 2023, related to compensation expenses for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, the grant date fair value, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $21,510 for the each of the years ended December 31, 2024 and 2023, related to compensation expenses for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $438,084 and $365,070 for the years ended December 31, 2024 and 2023, respectively, related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $53,600 for the each of the years ended December 31, 2024 and 2023, related to compensation expenses for these options.

In February 2024, the Company granted stock options to purchase a total of 835,000 shares of common stock to its four employees and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $3.15, the grant date fair value, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $612,375 for the year ended December 31, 2024, related to compensation expense for these options.

In June 2024, the Company granted stock options to purchase a total of 60,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.38, the grant date fair value, with the options vesting on the one-year anniversary of the grant date. The Company recorded $55,260 for the year ended December 31, 2024, related to compensation expense for these options.

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

The Company determined the fair value of the option awards during the years ended December 31, 2024 and 2023, using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended
	December 31,
	2024		2023
Expected term	6.7	years	6.9	years
Volatility	103%		98%
Dividend yield	—%		—%
Risk-free interest rate	4.28%		3.85%
Weighted average grant date fair value	$2.59		$2.75

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2023	2,985,000	$5.64	7.81	$251,550
Granted	895,000	3.10	9.19	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at December 31, 2024	3,880,000	$5.05	7.36	$—
Exercisable	3,030,972	$5.59	6.91	$—

The total compensation expense not yet recognized as of December 31, 2024 was $2,172,023. The weighted average vesting period for the unvested options is 1.81 years. The weighted average grant date fair value of all options granted is $3.93 as of December 31, 2024. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2022, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 43,186 share of common stock with grant date fair values ranging from $3.30 to $3.67, up to 10,096 of warrants, and cash payments. These contracts had six-months terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 and $46,742 for the years ended December 31, 2024 and 2023, respectively.

In the first quarter of 2023, the Company entered into an agreement with a consultant to provide investor relation services for a six-month term. The Company granted 36,000 shares of common stock at a grant date fair value of $3.31, pursuant to the agreement and recorded general and administrative expenses of $0 and $119,160 for the years ended December 31, 2024 and 2023, respectively.

In the fourth quarter of 2023, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 116,000 share of common stock with grant date fair values ranging from $1.50 to $5.18 and cash payments. These contracts had four to six-months terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $76,600 and $393,681 for the years ended December 31, 2024 and 2023, respectively.

In the first quarter of 2024, the Company entered into a number of agreements with consultants to provide investor relation services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Per the agreements, the Company issued a total of 120,000 shares of common stock evenly over the four-month service period with grant date fair values ranging from $1.87 to $4.81. The Company recorded general and administrative expenses of $329,700 for the year ended December 31, 2024.

In the second quarter of 2024, the Company entered into a number of agreements with consultants to provide investor relation services for six-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Per the agreements, the Company issued a total of 156,000 shares of common stock evenly over the six-month service period with grant date fair values ranging from $1.80 to $2.40. The Company recorded general and administrative expenses of $312,600 for the year ended December 31, 2024.

In the fourth quarter of 2024, the Company entered into a number of agreements with vendors pursuant to which the Company will make grants of a total of 76,000 shares of common stock. These contracts have six to twelve-months terms with various contractual vesting periods and they are expensed consistently with the various contractual vesting periods. The Company issued 46,000 shares of common stock with grant date fair values ranging from $1.89 to $2.08. The Company recorded general and administrative expenses of $93,780 for the year ended December 31, 2024.

In addition, in the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company will make quarterly grants equal to $21,000 worth of common stock and certain cash payments. The share-based payments will be expensed consistently over the contractual vesting period. The Company recorded general and administrative expenses of $21,000 for the year ended December 31, 2024.

NOTE 7 – INCOME TAXES

The Company has $25.7 million of net operating loss carryforwards and $0.3 million of research tax credit carryforwards as of December 31, 2024. The federal net operating loss carryforwards are indefinite lived, and research tax credit carryforwards will begin to expire in 2041. State and city net operating loss carryforwards will begin to expire in 2041. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The components of the net deferred income tax asset at December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Deferred tax assets
Net operating loss carry forwards	$8,017,189	$5,517,038
Share-based compensation	4,054,969	3,255,964
Research and development credit carryforwards	331,671	331,671
Capitalized research and development	3,752,043	2,807,846
Other	154,625	10,945
Gross deferred tax assets	16,310,497	11,923,464
Less valuation allowance	(16,310,497)	(11,923,464)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. The Company capitalized approximately $5.7 million and $6.1 million of R&D expenses for the years ended December 31, 2024 and 2023, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2024 because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of income tax expense (benefit) at the statutory Federal income tax rate and income taxes as reflected in the financial statements for both years ended December 31, 2024 and 2023 are as follows:

	December 31, 2024	December 31, 2023
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	10.2	10.4
Permanent differences	(0.1)	1.6
Research and development tax credit	—	—
Change in valuation allowance	(31.1)	(33.0)
Effective income tax rate	—%	—%

The Company files income tax returns in the U.S. and the State of New York. The tax years 2021 and thereafter are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service (“IRS”) or any other jurisdictions for any tax years and has no knowledge of any pending examinations by the IRS or any other jurisdictions. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the IRS, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions at December 31, 2024 and 2023. The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

NOTE 8 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the years ended December 31, 2024 and 2023 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive securities, consisting of 6,136,245, warrants, and 3,880,000 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $200,000 already paid after the acquisition in February 2018). During the fourth quarter of 2023, the Company achieved the Phase 2 clinical trial milestone and included $150,000 as a part of accounts payable and accrued expenses as of December 31, 2023, and this amount was paid in 2024. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

NOTE 10 – SUBSEQUENT EVENTS

On January 6, 2025, the Company suspended the existing ATM program.

On January 6, 2025, the Company, entered into a Securities Purchase Agreement with certain institutional investors and Affiliate Investors, pursuant to which the Company agreed to issue and sell, in a 2025 January Registered Direct Offering by the Company directly to the Investors and to the Affiliate Investors, an aggregate of 2,463,058 shares of common stock, par value $0.001 per share, of the Company (consisting of an aggregate of 2,295,570 Shares purchased by the Investors and an aggregate of 167,488 Shares purchased by the Affiliate Investors), at an offering price of $1.015 per share, for aggregate gross proceeds from the Registered Offering of approximately $2.5 million. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $2.1 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

In a concurrent private placement (the “2025 January Private Placement” and together with the January Registered Offering, the “Offering”), the Company agreed to issue to the Investors and to the Affiliate Investors Series E common warrants (the “Series E Warrants”) to purchase up to an aggregate of 2,463,058 shares of Common Stock (consisting of Series E Warrants to purchase up to 2,295,570 shares of Common Stock issued to the Investors and Series E Warrants to purchase up to 167,488 shares of Common Stock issued to the Affiliate Investors) at an exercise price of $0.90 per share. Each Series E Warrant will be immediately exercisable upon the issuance date and will expire five years from the initial exercise date. The Series E Warrants and the shares of the Company’s Common Stock issuable upon the exercise of the Series E Warrants were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. In connection with the January Registered Offering, the Company issued 147,783 warrants to the placement agent at an exercise price of $1.2688 per share.

The Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a Registered Direct Offering (the March Registered Offering”) by the Company directly to the investor (i) 2,150,000 shares (the “Shares”) of common stock (the “Common Stock”), par value $0.001 per share, of the Company, at a purchase price of $0.40 per share and (ii) pre-funded common stock purchase warrants (the “March Pre-Funded Warrants”) to purchase up to 595,000 shares of Common Stock at a purchase price of $0.3999 per March Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes. As of March 17, 2025, 240,000 of the pre-funded warrants were exercised.

In a concurrent private placement (the “March Private Placement” and together with the March Registered Offering, the “March Offering”), the Company agreed to issue to the investor series F common warrants (the “Series F Warrants”) to purchase up to an aggregate of 8,235,000 shares of Common Stock. The Series F Warrants will have an exercise price of

$0.40 per share and will be exercisable commencing on the effective date of stockholder approval of the issuance of the shares of Common Stock issuable upon exercise of the Series F Warrants (the “Stockholder Approval”) and will expire twenty-four months following the date of Stockholder Approval. The Company will be obligated to obtain Stockholder Approval at the Company's annual meeting of stockholders on or prior to the date that is 150 days following the Closing Date (the “Stockholder Meeting Deadline”). If Stockholder Approval is not obtained on or prior to the Stockholder Meeting Deadline, the Company is required to cause an additional stockholder meeting to be held every 60 days after the Stockholder Meeting Deadline until Stockholder Approval is obtained or the Series F Warrants are no longer outstanding. The Series F Warrants and the shares of our Common Stock issuable upon the exercise of the Series F Warrants were not registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder. In connection with the March Registered Offering, the Company issued 164,700 warrants to the placement agent at an exercise price of $0.50 per share.

The March Offering closed on March 10, 2025.