Form 10-Q
period 2025-03-31
Acurx Pharmaceuticals, Inc.
filed 2025-05-12
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2025

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

As of May 12, 2025, there were 23,481,606 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	March 31,	December 31,
	2025	2024

ASSETS

CURRENT ASSETS
Cash	$4,643,887	$3,706,713
Other Receivable	—	51,127
Prepaid Expenses	161,574	100,123
TOTAL ASSETS	$4,805,461	$3,857,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,494,062	$3,242,842
TOTAL CURRENT LIABILITIES	2,494,062	3,242,842

TOTAL LIABILITIES	2,494,062	3,242,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 22,397,511 and 17,030,686 shares issued and outstanding at March 31, 2025 and December 31, 2024, respectively	22,398	17,031
Additional Paid-In Capital	71,760,150	67,920,046
Accumulated Deficit	(69,471,149)	(67,321,956)

TOTAL SHAREHOLDERS’ EQUITY	2,311,399	615,121

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$4,805,461	$3,857,963

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$598,798	$1,555,011
General and Administrative	1,550,395	2,822,878

TOTAL OPERATING EXPENSES	2,149,193	4,377,889

NET LOSS	$(2,149,193)	$(4,377,889)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.11)	$(0.28)

Weighted average common shares outstanding, basic and diluted	20,038,648	15,472,507

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2024	14,468,229	$14,468	$57,871,070	$(53,218,853)	$4,666,685

Share-Based Compensation	—	—	894,523	—	894,523

Share-Based Payments to Vendors	90,000	90	305,510	—	305,600

Issuance of shares of common stock in At-the-Market sales agreement, net of $135,741 cash issuance costs	1,139,662	1,140	4,298,334	—	4,299,474

Warrant Exercise	59,211	59	210,140	—	210,199

Net Loss	—	—	—	(4,377,889)	(4,377,889)

Balance at March 31, 2024	15,757,102	$15,757	$63,579,577	$(57,596,742)	$5,998,592

Balance at January 1, 2025	17,030,686	$17,031	$67,920,046	$(67,321,956)	$615,121

Share-Based Compensation	—	—	333,598	—	333,598

Share-Based Compensation to settle accrued compensation	—	—	413,120	—	413,120

Share-Based Payments to Vendors	158,767	159	109,921	—	110,080

Issuance of shares of common stock in January Registered Direct Offering, net of $400,750 cash issuance costs	2,463,058	2,463	2,096,790	—	2,099,253

Issuance of shares of common stock and pre-funded warrants in March Registered Direct Offering, net of $208,580 cash issuance costs	2,150,000	2,150	887,270	—	889,420

Pre-funded Warrant Exercise	595,000	595	(595)	—	—

Net Loss	—	—	—	(2,149,193)	(2,149,193)

Balance at March 31, 2025	22,397,511	$22,398	$71,760,150	$(69,471,149)	$2,311,399

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2025	2024
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(2,149,193)	$(4,377,889)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	333,598	894,523
Share-Based Payments to Vendors	110,080	305,600
(Increase)/Decrease in:
Other Receivable	51,127	129,159
Prepaid Expenses	(61,451)	(82,132)
Accounts Payable and Accrued Expenses	(335,660)	67,804
Net Cash Used in Operating Activities	(2,051,499)	(3,062,935)

Cash Flow from Financing Activities:
Proceeds from 2025 January Registered Direct Offering, net of issuance costs	2,099,253	—
Proceeds from 2025 March Registered Direct Offering, net of issuance costs	889,420	—
Proceeds from At-the-Market Offering, net of issuance costs	—	4,299,474
Warrant Exercise	—	210,199
Net Cash Provided by Financing Activities	2,988,673	4,509,673
Net Increase in Cash	937,174	1,446,738
Cash at Beginning of Period	3,706,713	7,474,188
Cash at End of Period	$4,643,887	$8,920,926

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Share-Based Compensation to settle accrued compensation (Note 5)	$413,120	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2025 January Registered Direct Offering costs (Note 4)	$85,419	$—
2025 March Registered Direct Offering costs (Note 4)	$56,163	$—

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

In March 2020, the World Health Organization declared the outbreak of COVID-19, a novel strain of coronavirus, a global pandemic. This outbreak caused major disruptions to businesses and markets worldwide as the virus continued to spread. Previously, the Company’s clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. The extent of the effect on the Company’s operational and financial performance will depend on future developments, including the duration, spread and intensity of the pandemic, and governmental, regulatory and private sector responses, direct and indirect economic effects as a result of inflation, supply chain disruptions and labor shortages all of which are uncertain and difficult to predict. Although the Company is unable to estimate the financial effect of the pandemic, at this time, if the pandemic continues over a long period of time, it could have a material adverse effect on the Company’s business, results of operations, financial condition, and cash flows. The unaudited condensed interim financial statements do not reflect any adjustments as a result of the pandemic.

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 2,875,000 shares of common stock at a price of $6.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 1,159,211 shares of common stock and 130,769 pre-funded warrants and Series A Warrants to purchase 1,289,980 shares of common stock and Series B Warrants to purchase 1,289,980 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 601,851 shares of common stock, 731,482 pre-funded warrants, Series C Warrants to purchase 1,333,333 shares of common stock and Series D Warrants to purchase 1,333,333 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 2,830,328 shares of common stock for gross proceeds of approximately $9.2 million. As of January 6, 2025, the Company suspended the ATM program. In January 2025, the Company completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, the Company completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. As of March 31, 2025, the Company had a cash balance of approximately $4.6 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed interim financial statements for the period ended March 31, 2025. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed interim balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited condensed interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2024 filed in the Annual Report on Form 10-K.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three months ended March 31, 2025, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the unaudited condensed interim financial statements.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024. The Company currently believes that it will not have a material impact on its disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. The Company is currently evaluating the effect of this pronouncement on its disclosures.

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

The Company’s segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies. The CODM assesses performance of the segment based on net loss, which is reported on the statements of operations, assets as reported on the balance sheets, and cash utilization forecasts in deciding how to invest in the Company’s development and assesses the entity-wide operating results and performance.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seek regulatory approval.

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of March 31, 2025, the Company had cash of approximately $4.6 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $598,798 and $1,555,011 for the three months ended March 31, 2025 and 2024, respectively.

Costs for certain research and development activities, such as the provision of services for clinical trial activity, are estimated based on an evaluation of the progress to completion of specific tasks which may use data such as subject enrollment, clinical site activations or information provided to the Company by its vendors with respect to their actual costs incurred. Payments for these activities are based on the terms of the individual arrangements, which may differ from the pattern of costs incurred, and are reflected in the unaudited condensed interim financial statements as prepaid or accrued research and development expense, as applicable. The estimates are adjusted to reflect the best information available at the time of the financial statement issuance. The Company’s estimate of the status and timing of services performed could differ from the actual status and timing of services performed.

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

Major Vendor

The Company had two major vendors that accounted for approximately 36% of the research and development expenditures for each of the three months ended March 31, 2025 and 2024, respectively. The Company continues to maintain these vendor relationships and anticipates incurring additional expenses with these vendors over the next 12 months.

The Company had another major vendor who accounted for approximately 13% of the research and development expenditures for the three months ended March 31, 2024.

These same vendors also accounted for approximately 80% and 61% of the total accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024, respectively.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31, 2025 and December 31, 2024 were as follows:

	March 31, 2025	December 31, 2024
Accrued research and development	$2,261,002	$2,664,065
Accrued compensation expenses	20,999	537,630
Accrued professional fees	208,667	36,360
Other accounts payable and accrued expenses	3,394	4,787
Total	$2,494,062	$3,242,842

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 22,397,511 were outstanding as of March 31, 2025.

In January 2024, the Affiliate Investors exercised 59,211 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

The Company sold 1,121,793 shares of its common stock under the ATM Program at a weighted-average price of $3.95 per share, raising $4.4 million of gross proceeds and net proceeds of $4.3 million, after deducting commissions to the sales agent for the three months ended March 31, 2024. The Company did not have any ATM Program sales for the three months ended March 31, 2025. The ATM Program was suspended on January 6, 2025.

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

In connection with the January Registered Offering, the Company issued 147,783 warrants to the placement agent. The warrants have an exercise price of $1.2688 per share and will expire on January 6, 2030. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $85,419. The inputs utilized in the calculation were as follows: 5-year term, 4.46% risk-free rate, stock price at grant date of $0.81 and 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The January Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a Registered Direct Offering (the “March Registered Offering”) by the Company directly to the investor (i) 2,150,000 shares (the “Shares”) of common stock (the “Common Stock”), par value $0.001 per share, of the Company, at a purchase price of $0.40 per share and (ii) pre-funded common stock purchase warrants (the “March Pre-Funded Warrants”) to purchase up to 595,000 shares of Common Stock at a purchase price of $0.3999 per March Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes. As of March 31, 2025, all of the pre-funded warrants were exercised.

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

In connection with the March Registered Offering, the Company issued 164,700 warrants to the placement agent. The warrants have an exercise price of $0.50 per share and will expire on the earlier of (i) 24 months following the date of Stockholder Approval and (ii) March 6, 2030. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $56,163. The inputs utilized in the calculation were as follows: 5-year term, 3.98% risk-free rate, stock price at grant date of $0.45 and a 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The March Offering closed on March 10, 2025.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of March 31, 2025:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2024	6,136,245	$3.28
Issued	11,605,541	0.50
Exercised	(595,000)	0.0001
Balance at March 31, 2025	17,146,786	$1.51

The weighted average contractual life of the outstanding warrants is 3.04 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 4,136,143 shares of common stock, subject to adjustments as provided in the Plan, of which 177,448, are currently still available for issuance as of March 31, 2025. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In June 2021, the Company granted stock options to purchase a total of 807,500 shares of common stock to its three executives and three non-employee management team members to replace the Class B Membership Interests that were cancelled in March 2021. The options were issued at an exercise price of $6.26, with the employee options vesting 40% upon issuance and the balance over 36 months, and the non-employee options vesting at grant date. The Company recorded general and administrative expenses of $0 and $181,720 for the three months ended March 31, 2025 and 2024, respectively.

In July 2021, the Company granted stock options to purchase a total of 1,550,000 shares of common stock to its three executives pursuant to their respective employment agreements, the independent directors, and one consultant, pursuant to the Plan. The options were issued at an exercise price of $6.18, which was the grant date fair value of the common stock, with one-quarter of the executive’s options vesting upon issuance and the balance over 36 months, and the options granted to the directors and consultants vesting over 36 months. The Company recorded general and administrative expenses of $0 and $490,917 for the three months ended March 31, 2025 and 2024, respectively.

In January 2022, the Company granted stock options to purchase a total of 80,000 shares of common stock to seven consultants pursuant to the Plan. The options were issued at an exercise price of $4.44, which was the grant date fair value of the common stock, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $6,317 and $18,950 for the three months ended March 31, 2025 and 2024, respectively, related to compensation expense for these options.

In April 2022, the Company granted stock options to purchase a total of 30,000 shares of common stock to a new employee pursuant to the Plan. The options were issued at an exercise price of $3.79, which was the grant date fair value of the common stock, with one-quarter of the options vesting upon issuance and the balance over 36 months. The Company recorded general and administrative expenses of $5,377 for each of the three months ended March 31, 2025 and 2024, respectively, related to compensation expense for these options.

In February 2023, the Company granted stock options to purchase a total of 467,500 shares of common stock to its four employees and seven consultants pursuant to the Plan. The options were issued at an exercise price of $3.41, which was the grant date fair value of the common stock, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $109,521 for each of the three months ended March 31, 2025 and 2024, respectively, related to compensation expense for these options.

In June 2023, the Company granted stock options to purchase a total of 50,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.75, which was the grant date fair value of the common stock, with the options vesting on the one-year anniversary of the grant date. The Company recorded general and administrative expenses of $0 and $26,800 for the three months ended March 31, 2025 and 2024, respectively, related to compensation expense for these options.

In February 2024, the Company granted stock options to purchase a total of 835,000 shares of common stock to its four employees and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $3.15, which was the grant date fair value of the common stock, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $183,713 and $61,238 for the three months ended March 31, 2025 and 2024, respectively, related to compensation expense for these options.

In June 2024, the Company granted stock options to purchase a total of 60,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $2.38, which was the grant date fair value of the common stock, with the options vesting on the one-year anniversary of the grant date. The Company recorded $27,630 for the three months ended March 31, 2025, related to compensation expense for these options.

In January 2025, the Company granted stock options to purchase a total of 30,000 shares of common stock to one of its employees pursuant to the Plan. The options were issued at an exercise price of $0.78, which was the grant date fair value of the common stock, with the options vesting monthly over 36 months. The Company recorded general and administrative expenses of $1,040 for the three months ended March 31, 2025, related to compensation expense for these options.

In February 2025, the Company granted stock options to purchase a total of 645,500 shares of common stock to its three employees to settle the 2024 executive bonus of $413,120 in lieu of cash payment. The options were issued at an exercise price of $0.80, which was the grant date fair value of the common stock, with the options vesting immediately.

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2025		2024
Expected term	5.0	years	6.8	years
Volatility	102%		103%
Dividend yield	—%		—%
Risk-free interest rate	4.25%		4.28%
Weighted average grant date fair value	$0.62		$2.64

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2024	3,880,000	$5.05	7.36	$—
Granted	675,500	0.80	9.83	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at March 31, 2025	4,555,500	$4.42	7.51	$—
Exercisable	3,790,222	$4.70	7.26	$—

The total non-cash compensation expense for these options not yet recognized as of March 31, 2025 was $1,857,145. The weighted average vesting period for the unvested options is 1.62 years. The weighted average grant date fair value of all options granted is $3.44 as of March 31, 2025. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2023, the Company entered into an agreement with a vendor to provide investor relations services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the contractual vesting periods. Pursuant to the agreement, the Company issued 20,000 shares of common stock with a grant date fair value of $3.83 and recorded general and administrative expenses of $0 and $76,600 for the three months ended March 31, 2025 and 2024, respectively.

In the first quarter of 2024, the Company entered into two respective agreements with consultants to provide investor relation services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Per the agreements, the Company issued 70,000 shares of common stock with grant date fair values ranging from $2.84 to $4.81 and recorded general and administrative expenses of $0 and $229,000 for the three months ended March 31, 2025 and 2024, respectively.

In the fourth quarter of 2024, the Company entered into a twelve-month agreement with a vendor pursuant to which the Company will make quarterly grants of 10,000 shares of common stock. The equity payments will be expensed consistently over the contractual vesting period. The Company issued 10,000 shares of common stock with grant date fair value of $0.84 and recorded general and administrative expenses of $8,400 for the three months ended March 31, 2025.

In addition, in the fourth quarter of 2024, the Company entered into a twelve-month agreement with a vendor pursuant to which the Company will make quarterly grants equal to $21,000 worth of common stock and certain cash payments. The cash payments will be expensed over the service period and the equity components will be expensed consistently over the contractual vesting period. The Company issued 28,767 shares of common stock with a grant date fair value of $$0.73 and recorded general and administrative expenses of $21,000 for the three months ended March 31, 2025.

In the first quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. The Company will issue a total of 240,000 shares of common stock and made a certain cash payment. The cash payment will be expensed over the service period and the equity components will be expensed consistently over the contractual vesting period. The Company issued 120,000 shares of common stock with grant date fair values ranging from $0.45 to $0.81 and recorded general and administrative expenses of $80,680 for the three months ended March 31, 2025.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per shares of common stock for the three months ended March 31, 2025 and 2024 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 17,146,786 warrants and 4,555,500 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 8 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E (Ibezapolstat) totaling $700,000 in the aggregate if certain milestones are achieved, which includes a $50,000 payment made in February 2018 following the acquisition and a $150,000 payment made in October 2024 for achieving the Phase 2 clinical trial milestone. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

NOTE 9 – SUBSEQUENT EVENTS

On May 8, 2025, the Company entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share.

Concurrently with the execution of the Purchase Agreement on May 8, 2025, the Company also entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, relating to the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the offer and sale of the securities that have been and may be issued and sold by the Company to Lincoln Park, from time to time in our sole discretion, from and after the date of this report, under the Purchase Agreement and to take such other specified actions to maintain such registration under the Securities Act.

Under the terms and subject to the conditions of the Purchase Agreement, the Company has the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $12.0 million in shares of the Company’s common stock. Such sales of the Company’s common stock, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the Purchase Agreement is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus, if necessary, in connection therewith is filed and the other conditions in the Purchase Agreement are satisfied (the date on which all such conditions are satisfied, the “Commencement Date”).

Sales of shares of the Company’s common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by the Company from time to time, including, among others, market conditions, the trading price of the Company’s common stock and the Company’s determination as to the appropriate sources of funding for the Company’s operations. The Company expects that any proceeds the Company receives from such sales will be used for working capital and general corporate purposes.

In connection with entering into the Purchase Agreement, on May 8, 2025, the Company issued 899,258 shares of the Company’s common stock to Lincoln Park in consideration for its commitment to purchase shares under the Purchase Agreement.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited consolidated financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K (the “2024 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our Market Opportunity

The CDC estimates that, in the U.S., antibiotic-resistant pathogens infect one individual every 11 seconds and result in one death every 15 minutes. According to the WHO Fact Sheet (November 2023), AMR is one of the top global public health and development threats. It is estimated that bacterial AMR was directly responsible for 1.27 million global deaths in 2019 and contributed to 4.95 million deaths. Furthermore, the world faces an antibiotics pipeline and access crisis. There is an inadequate research and development pipeline in the face of rising levels of resistance, and urgent need for additional measures to ensure equitable access to new and existing vaccines, diagnostics and medicines.

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

Recent Developments

Entry into a Material Definitive Agreement

On May 8, 2025, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share.

Concurrently with the execution of the Purchase Agreement on May 8, 2025, we also entered into a registration rights agreement (the “Registration Rights Agreement”) with Lincoln Park, relating to the registration under the Securities Act of 1933, as amended (the “Securities Act”), of the offer and sale of the securities that have been and may be issued and sold by us to Lincoln Park, from time to time in our sole discretion, from and after the date of this report, under the Purchase Agreement and to take such other specified actions to maintain such registration under the Securities Act.

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $12.0 million in shares of our common stock. Such sales of our common stock, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on the date that a registration statement covering the resale by Lincoln Park of shares that have been and may be issued under the Purchase Agreement is declared effective by the Securities and Exchange Commission (the “SEC”) and a final prospectus, if necessary, in connection therewith is filed and the other conditions in the Purchase Agreement are satisfied (the date on which all such conditions are satisfied, the “Commencement Date”).

Sales of shares of our common stock to Lincoln Park under the Purchase Agreement will depend on a variety of factors to be determined by us from time to time, including, among others, market conditions, the trading price of our common stock and our determination as to the appropriate sources of funding for our operations. We expect that any proceeds we receive from such sales will be used for working capital and general corporate purposes.

In connection with entering into the Purchase Agreement, on May 8, 2025, we issued 899,258 shares of our common stock to Lincoln Park in consideration for its commitment to purchase shares under the Purchase Agreement.

Nasdaq Minimum Stockholders’ Equity Requirement

On March 25, 2025, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market (the “Notice”) based on the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on The Nasdaq Capital Market with a market value of listed securities of less than $35,000,000 and annual net income of less than $500,000 maintain stockholders’ equity of at least $2,500,000 (the "Stockholders’ Equity Requirement”).

In accordance with Nasdaq rules, we were provided 45 calendar days to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the "Compliance Plan”). We submitted the Compliance plan on May 9, 2025. If the Compliance Plan is determined to be acceptable to the Staff, the Staff would have the discretion to grant the Company an extension of 180 calendar days from the date of the Notice to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that the Compliance Plan will be accepted or that, if it is, we will be able to regain compliance. The Notice has no immediate effect on our continued listing on The Nasdaq Capital Market, subject to our compliance with other continued listing requirements. If the Staff does not accept the Compliance Plan, the Staff will provide written notification to us that the Compliance Plan has been rejected and that our common stock is subject to delisting. At that time, we may appeal the Staff’s determination to a Nasdaq Hearing Panel.

Nasdaq Minimum Bid Price Requirement

On February 24, 2025, we received a letter from The Nasdaq Stock Market notifying us that for the preceding 31 consecutive business days, our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”). The notice has no immediate effect on the listing or trading of our common stock, and the common stock will continue to trade on The Nasdaq Capital Market under the symbol “ACXP” at this time.

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

Results of Operations

Three Months Ended March 31, 2025 Compared to the Three Months Ended March 31, 2024

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2025 compared with the three months ended March 31, 2024:

	Three Months Ended
	March 31,		Percentage
	2025	2024	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$599	$1,555	(61)%
General and Administrative	1,550	2,823	(45)%
TOTAL OPERATING EXPENSES	2,149	4,378	(51)%
Net Loss	$(2,149)	$(4,378)	(51)%

Research and Development Expenses

Research and development expenses were $0.6 million for the three months ended March 31, 2025 and $1.6 million for the three months ended March 31, 2024, a decrease of $1.0 million due to $0.4 million decrease in manufacturing related costs and $0.6 million decrease in consulting fees as a result of clinical trial related expenses in the prior year.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended March 31, 2025 and $2.8 million for the three months ended March 31, 2024, a decrease of $1.2 million. The decrease was primarily due to $0.7 million decrease in professional fees as a result of lower consulting expenses and $0.6 million decrease in share-based compensation related costs.

Net Loss

Net loss was $2.1 million for the three months ended March 31, 2025, and $4.4 million for the three months ended March 31, 2024, a decrease of $2.3 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $69.5 million as of March 31, 2025. We have funded our operations primarily from equity issuances. We received net proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commissions and other related expenses of $0.4 million. As of January 6, 2025, we suspended the ATM program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses.

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

As of March 31, 2025, we had working capital of $2.3 million, consisting primarily of $4.6 million of cash and $0.2 million of prepaid expenses, offset by approximately $2.5 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Three Months Ended
	March 31,
	2025	2024

	(in thousands)
Net cash (used in)/provided by:
Operating activities	$(2,051)	$(3,063)
Financing activities	2,989	4,510
Net increase in cash	$938	$1,447

Net Cash Used in Operating Activities

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2025. The net loss was greater than the net cash used in operating activities by $0.1 million, primarily attributable to share-based compensation and share-based vendor payments of $0.4 million offset by decrease in accounts payable and accrued expenses of $0.3 million.

Net cash used in operating activities was $3.1 million for the three months ended March 31, 2024. The net loss was greater than the net cash used in operating activities by $1.3 million, primarily attributable to share-based compensation and share-based vendor payments of $1.2 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $3.0 million for the three months ended March 31, 2025, which was primarily attributable to the net proceeds from the January and March Registered Direct Offerings.

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

Recent Accounting Pronouncements not yet adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, we currently believe that it will not have a material impact on our disclosures.

In November 2024, the FASB issued ASU 2024-03, Income Statement—Reporting Comprehensive Income—Expense Disaggregation Disclosures, to improve transparency in financial reporting by requiring entities to present more detailed information about the nature of expenses included within the Income Statement. The guidance will first be effective for annual reporting periods beginning after December 15, 2026, and interim reporting periods beginning after December 15, 2027. Early adoption is permitted. We are currently evaluating the effect of this pronouncement on our disclosures.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $2.1 million for the three months ended March 31, 2025 and $14.1 million for the year ended December 31, 2024. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2024, that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of March 31, 2025, we had approximately $4.6 million in cash. In June 2021, we completed the IPO for net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the period ended March 31, 2025, we sold a total of 2,830,328 shares of our common stock under the ATM Program, at a weighted-average price of $3.26 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $7.8 million available for future sales of shares of common stock under the Sales Agreement. As of January 6, 2025, we suspended the ATM program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed interim financial statements for the period ended March 31, 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as pandemic or ongoing political disruption such as the war between Ukraine and Russia and the conflict involving Israel and Hamas could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Competitors may infringe our patents. To counter infringement or unauthorized use, we or our collaborators may be required to file infringement lawsuits that can be expensive and time-consuming. In addition, in an infringement proceeding, a court may decide that one of our patents is not valid, is unenforceable and/or is not infringed, or may refuse to stop the other party from using the technology at issue on the grounds that our patents do not cover the technology in question. An adverse result in any litigation or defense proceedings could put one or more of our patents at risk of being invalidated or interpreted narrowly and could put any pending applications at risk of being interpreted narrowly and not being issued.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our 2024 Annual Report, these factors include:

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

Our officers, directors and their affiliates currently collectively own 6,249,243 shares of our common stock (on an as-converted basis) or approximately 24% of our outstanding shares of common stock (on an as-converted basis) as of March 31, 2025. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On March 25, 2025, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we are not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market (the “Notice”) based on the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on The Nasdaq Capital Market with a market value of listed securities of less than $35,000,000 and annual net income of less than $500,000 maintain stockholders’ equity of at least $2,500,000 (the "Stockholders’ Equity Requirement”).

In accordance with Nasdaq rules, we were provided 45 calendar days, or until May 9, 2025, to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the "Compliance Plan”). If the Compliance Plan is determined to be acceptable to the Staff, the Staff would have the discretion to grant the Company an extension of 180 calendar days from the date of the Notice to regain compliance with the Stockholders’ Equity Requirement. There can be no assurance that the Compliance Plan will be accepted or that, if it is, we will be able to regain compliance. The Notice has no immediate effect on our continued listing on The Nasdaq Capital Market, subject to our compliance with other continued listing requirements. If the Staff does not accept the Compliance Plan, the Staff will provide written notification to us that the Compliance Plan has been rejected and that our common stock is subject to delisting. At that time, we may appeal the Staff’s determination to a Nasdaq Hearing Panel.

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

Should we fail to satisfy additional continued listing requirements, such as the corporate governance requirements, Stockholders’ Equity Requirement, or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock, and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with the Nasdaq’s listing requirements.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended March 31, 2025.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024).
10.1	Form of Series E Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).
10.2	Form of January 2025 Wainwright Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).
10.3	Form of Series F Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.4	Form of Pre-Funded (incorporated by reference to Exhibit 4.2 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.5	Form of March 2025 Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).
10.6

Form of Securities Purchase Agreement, dated as of January 6, 2025, by and among Acurx Pharmaceuticals, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on January 7, 2025).

10.7

Form of Securities Purchase Agreement, dated as of March 6, 2025, by and between Acurx Pharmaceuticals, Inc. and the purchaser party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Current Report on Form 8-K filed with the SEC on March 10, 2025).

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

Acurx Pharmaceuticals, Inc.

Date: May 12, 2025	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 12, 2025	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)