Form 10-Q
period 2025-06-30
Acurx Pharmaceuticals, Inc.
filed 2025-08-11
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2025

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

As of August 11, 2025, there were 1,584,775 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	June 30,	December 31,
	2025	2024
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$6,064,128	$3,706,713
Other Receivable	40,208	51,127
Prepaid Expenses	53,522	100,123
TOTAL ASSETS	$6,157,858	$3,857,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,591,527	$3,242,842
TOTAL CURRENT LIABILITIES	2,591,527	3,242,842

TOTAL LIABILITIES	2,591,527	3,242,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 200,000,000 shares authorized, 1,470,352 and 851,534 shares issued and outstanding at June 30, 2025 and December 31, 2024, respectively	1,470	852
Additional Paid-In Capital	75,282,289	67,936,225
Accumulated Deficit	(71,717,428)	(67,321,956)

TOTAL SHAREHOLDERS’ EQUITY	3,566,331	615,121

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,157,858	$3,857,963

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$524,210	$1,825,582	$1,123,009	$3,380,593
General and Administrative	1,745,473	2,297,026	3,323,156	5,122,265

TOTAL OPERATING EXPENSES	2,269,683	4,122,608	4,446,165	8,502,858

OPERATING LOSS	(2,269,683)	(4,122,608)	(4,446,165)	(8,502,858)

OTHER INCOME
Interest Income	23,404	782	50,693	3,143

NET LOSS	$(2,246,279)	$(4,121,826)	$(4,395,472)	$(8,499,715)

LOSS PER SHARE
Basic and diluted net loss per common share	$(1.89)	$(5.21)	$(4.01)	$(10.84)

Weighted average common shares outstanding, basic and diluted	1,190,266	791,233	1,096,620	783,871

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2024	723,411	$723	$57,884,815	$(53,218,853)	$4,666,685

Share-Based Compensation	—	—	894,523	—	894,523

Share-Based Payments to Vendors	4,500	5	305,595	—	305,600

Issuance of shares of common stock in At-the-Market sales agreement, net of $135,741 cash issuance costs	56,983	57	4,299,417	—	4,299,474

Warrant Exercise	2,961	3	210,196	—	210,199

Net Loss	—	—	—	(4,377,889)	(4,377,889)

Balance at March 31, 2024	787,855	788	63,594,546	(57,596,742)	5,998,592

Share-Based Compensation	—	—	1,016,998	—	1,016,998

Share-Based Payments to Vendors	5,300	5	213,495	—	213,500

Issuance of shares of common stock in At-the-Market sales agreement, net of $10,601 cash issuance costs	6,653	7	320,204	—	320,211

Net Loss	—	—	—	(4,121,826)	(4,121,826)

Balance at June 30, 2024	799,808	800	65,145,243	(61,718,568)	3,427,475

Balance at January 1, 2025	851,534	$852	$67,936,225	$(67,321,956)	$615,121

Share-Based Compensation	—	—	333,598	—	333,598

Share-Based Compensation to settle accrued compensation	—	—	413,120	—	413,120

Share-Based Payments to Vendors	7,938	8	110,072	—	110,080

Issuance of shares of common stock in January Registered Direct Offering, net of $400,750 cash issuance costs	123,153	123	2,099,130	—	2,099,253

Issuance of shares of common stock and pre-funded warrants in March Registered Direct Offering, net of $208,580 cash issuance costs	107,500	107	889,313	—	889,420

Pre-funded Warrant Exercise	29,750	30	(30)	—	—

Net Loss	—	—	—	(2,149,193)	(2,149,193)

Balance at March 31, 2025	1,119,875	1,120	71,781,428	(69,471,149)	2,311,399

Share-Based Compensation	—	—	324,216	—	324,216

Share-Based Payments to Vendors	11,242	11	86,169	—	86,180

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $98,878 cash issuance costs	116,963	117	610,145	—	610,262

Issuance of shares of common stock related to warrant exercise, net of $186,708 cash issuance costs	222,272	222	2,480,331	—	2,480,553

Net Loss	—	—	—	(2,246,279)	(2,246,279)

Balance at June 30, 2025	1,470,352	$1,470	$75,282,289	$(71,717,428)	$3,566,331

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2025	2024
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(4,395,472)	$(8,499,715)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	657,814	1,911,521
Share-Based Payments to Vendors	196,260	519,100
(Increase)/Decrease in:
Other Receivable	10,919	78,032
Prepaid Expenses	46,601	(62,631)
Accounts Payable and Accrued Expenses	(238,195)	110,479
Net Cash Used in Operating Activities	(3,722,073)	(5,943,214)

Cash Flow from Financing Activities:
Proceeds from 2025 Warrant Exercise, net of issuance costs	2,480,553	—
Proceeds from issuance of common stock in connection with equity line of credit purchase agreement, net of issuance costs	610,262	—
Proceeds from 2025 March Registered Direct Offering, net of issuance costs	889,420	—
Proceeds from 2025 January Registered Direct Offering, net of issuance costs	2,099,253	—
Proceeds from At-the-Market Offering, net of issuance costs	—	4,619,685
Proceeds from 2024 Warrant Exercise	—	210,199
Net Cash Provided by Financing Activities	6,079,488	4,829,884
Net Increase/(Decrease) in Cash	2,357,415	(1,113,330)
Cash at Beginning of Period	3,706,713	7,474,188
Cash at End of Period	$6,064,128	$6,360,858

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Share-Based Compensation to settle accrued compensation (Note 5)	$413,120	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2025 Equity Line of Credit Purchase Agreement costs (Commitment shares) (Note 4)	$360,000	$—
2025 Warrant Inducement Financing cost (Note 4)	$4,636,869	$—
2025 January Registered Direct Offering costs (Note 4)	$85,419	$—
2025 March Registered Direct Offering costs (Note 4)	$56,163	$—

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 143,750 shares of common stock at a price of $120.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 57,961 shares of common stock and 6,538 pre-funded warrants and Series A Warrants to purchase 64,499 shares of common stock and Series B Warrants to purchase 64,499 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 30,093 shares of common stock, 36,574 pre-funded warrants, Series C Warrants to purchase 66,667 shares of common stock and Series D Warrants to purchase 66,667 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 141,516 shares of common stock for gross proceeds of approximately $9.2 million. As of January 6, 2025, the Company suspended the ATM program. In January 2025, the Company completed a registered direct offering and concurrent private placement, issuing 123,153 shares of common stock for gross proceeds of $2.5 million. In March 2025, the Company completed a registered direct offering and concurrent private placement, issuing 107,500 shares of common stock for gross proceeds of $1.1 million. On May 8, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, the Company sold 72,000 shares of common stock for gross proceeds of approximately $0.7 million. On June 17, 2025, the Company entered into a warrant inducement agreement with a certain holder of existing warrants, receiving gross proceeds of approximately $2.7 million. As of June 30, 2025, the Company had a cash balance of approximately $6.1 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed interim financial statements for the period ended June 30, 2025. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Reverse Stock Split

On August 4, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these condensed interim financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Authorized common stock was not adjusted as result of the reverse stock split.

Reclassification of Prior Presentation

Certain amounts in the prior period have been reclassified to conform to the current period presentation. Specifically, interest income, which was previously recorded within general and administrative expense, was reclassified to other income. This reclassification had no effect on the reported results of operations or cash flows.

Use of Estimates

The preparation of condensed interim financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the unaudited condensed interim financial statements and the reported amounts of expenses during the reporting period. Actual results could differ from those estimates.

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three and six months ended June 30, 2025, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the unaudited condensed interim financial statements.

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

The Company applied for a qualified small business payroll tax credit for increasing research activities, resulting in “other receivable” on the condensed interim balance sheets in the amount of $40,208 and $51,127 for the period ended June 30, 2025 and December 31, 2024, respectively.

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

Segment Information

Operating segments are defined as components of an enterprise about which separate discrete information is available for evaluation by the chief operating decision maker (“CODM”) in deciding how to allocate resources in assessing performance. The Company views its operations and manages its business in one segment and the Company’s CODM is the President/Chief Executive Officer.

The Company’s segment consists of the development of clinical and preclinical product candidates for the development of the Company’s proprietary new therapies. The CODM assesses performance of the segment based on net loss, which is reported on the condensed interim statements of operations, assets as reported on the condensed interim balance sheets, and cash utilization forecasts in deciding how to invest in the Company’s development and assesses the entity-wide operating results and performance.

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and, ultimately, seeks regulatory approval.

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of June 30, 2025, the Company had cash of approximately $6.1 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $524,210 and $1,825,582 for the three months ended June 30, 2025 and 2024, respectively, and $1,123,009 and $3,380,593 for the six months ended June 30, 2025 and 2024, respectively.

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

Major Vendor

The Company had two major vendors that accounted for approximately 31% and 11% of the research and development expenditures for the three months ended June 30, 2025 and two major vendors that accounted for approximately 22% and 13% for three months ended June 30, 2024. The Company had three major vendors that accounted for approximately 21%, 17% and 10% for the six months ended June 31, 2025 and 23%, 13% and 11% for the six months ended June 30, 2024.

These vendors also accounted for approximately 80% and 61% of the total accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024, respectively. The Company continues to maintain these vendor relationships and anticipates addressing any potential payments in this regard.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2025 and December 31, 2024 were as follows:

	June 30, 2025	December 31, 2024
Accrued research and development	$2,375,898	$2,664,065
Accrued compensation expenses	42,979	537,630
Accrued professional fees	168,214	36,360
Other accounts payable and accrued expenses	4,436	4,787
Total	$2,591,527	$3,242,842

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 200,000,000 shares of common stock of which 1,470,352 were outstanding as of June 30, 2025.

In January 2024, certain of the Company’s executive officers and directors (the “Affiliate Investors”) exercised 2,961 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

The Company sold 62,743 shares of its common stock under the ATM Program at a weighted-average price of $76.00 per share, raising $4.8 million of gross proceeds and net proceeds of $4.6 million, after deducting commissions to the sales agent for the six months ended June 30, 2024.

The Company did not have any ATM Program sales for the three and six months ended June 30, 2025. The ATM Program was suspended on January 6, 2025.

On January 6, 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors and Affiliate Investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January Registered Offering”) by the Company, directly to the certain investors and to certain Affiliate Investors, an aggregate of 123,153 shares of common stock (consisting of an aggregate of 114,779 shares of common stock purchased by the investors and an aggregate of 8,374 shares of common stock purchased by certain Affiliate Investors), at an offering price of $20.30 per share, for aggregate gross proceeds from the offering of approximately $2.5 million. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $2.1 million. The Company intends to use the net proceeds from the January Registered Offering for working capital and other general corporate purposes.

In a concurrent private placement (the “January Private Placement” and, together with the January Registered Offering, the “January Offering”), the Company agreed to issue to the investors and to certain Affiliate Investors Series E common warrants (the “Series E Warrants”) to purchase up to an aggregate of 123,153 shares of common stock (consisting of Series E Warrants to purchase up to 114,779 shares of common stock issued to the Investors and Series E Warrants to purchase up to 8,374 shares of common stock issued to certain Affiliate Investors) at an exercise price of $18.00 per share. Each Series E Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date. The Series E Warrants and the shares of common stock issuable upon the exercise of the Series E Warrants were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

In connection with the January Offering, the Company issued 7,389 warrants to the placement agent. Such warrants have an exercise price of $25.38 per share and will expire on January 6, 2030. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $85,419. The inputs utilized in the calculation were as follows: 5-year term, 4.46% risk-free rate, stock price at grant date of $16.20 and 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The January Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March Registered Offering”) by the Company directly to the investor (i) 107,500 shares of common stock at a purchase price of $8.00 per share and (ii) pre-funded common stock purchase warrants (the “March Pre-Funded Warrants”) to purchase up to 29,750 shares of common stock at a purchase price of $7.998 per March Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent’s fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the March Registered Offering for working capital and other general corporate purposes. As of March 31, 2025, all of the March Pre-Funded Warrants were exercised.

In a concurrent private placement (the “March Private Placement” and together with the March Registered Offering, the “March Offering”), the Company agreed to issue to the investor series F common warrants (the “Series F Warrants”) to purchase up to an aggregate of 411,750 shares of common stock. The Series F Warrants have an exercise price of $8.00 per share and were exercisable commencing on the effective date of stockholder approval of the issuance of the shares of common stock issuable upon exercise of the Series F Warrants (the “Stockholder Approval”) and will expire twenty-four months following the date of Stockholder Approval. The Series F Warrants and the shares of common stock issuable upon the exercise of the Series F Warrants were not registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

In connection with the March Offering, the Company issued 8,234 warrants to the placement agent. Such warrants have an exercise price of $10.00 per share and will expire on the earlier of (i) 24 months following the date of Stockholder Approval and (ii) March 6, 2030. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $56,163. The inputs utilized in the calculation were as follows: 5-year term, 3.98% risk-free rate, stock price at grant date of $9.00 and a 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The March Offering closed on March 10, 2025.

On May 8, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million of shares of our common stock. The Company expects that any proceeds it receives from such sales will be used for working capital and general corporate purposes.

The Company sold 72,000 shares of its common stock under the ELOC at a weighted-average price of $9.85 per share, raising $709,140 of gross proceeds and net proceeds of $610,262 after deducting related fees and expenses for the three and six months ended June 30, 2025.

In connection with the ELOC, the Company issued 44,963 shares of common stock to Lincoln Park in consideration for its commitment to purchase shares under the ELOC and recorded $360,000 as both an increase to additional paid-in capital and as a non-cash issuance cost of the ELOC.

On June 17, 2025, the Company entered into a warrant inducement agreement (the “Letter Agreement”) with certain of its existing warrant holders for the exercise of warrants to purchase an aggregate of 222,272 shares of its common stock having a current exercise price of (i) Series A warrants to purchase 61,538 shares of common stock at $65.00 per share (ii) Series B warrants to purchase 27,400 shares of common stock at $65.00 per share (iii) Series C warrants to purchase 66,667 shares of common stock at $65.20 per share and (iv) Series D warrants to purchase 66,667 shares of common stock at $65.20 per share, originally issued in July 2022 and May 2023, (collectively, the “Existing Warrants”) at a reduced exercise price of $12.00 per share, in consideration for the issuance of (i) Series G-1 warrants to purchase up to an aggregate of 311,180 shares of common stock with a term of five years and (ii) Series G-2 warrants to purchase up to an aggregate of 133,363 shares of common stock with a term of five years from the effective date of stockholder approval of the issuance of the shares of common stock issuable upon exercise of the Series G-2 Warrants, each at an exercise price of $8.50 per share (collectively the “Series G Warrants”).

The Company received gross proceeds from the exercise of the Existing Warrants of approximately $2.7 million and net proceeds of $2.5 million after deducting fees and transaction expenses payable by the Company. The reduction of the exercise price represented a modification to the Existing Warrants. This modification of Existing Warrants, together with the issuance of the Series G-1 and G-2 warrants, resulted in a total non-cash equity issuance cost of $4,527,245. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the financing. The warrant inducement transaction closed on June 20, 2025. The Company expects to use the net proceeds of these transactions for general corporate and working capital purposes.

Pursuant to the engagement letter entered into with H.C. Wainwright & Co., LLC (“Wainwright”) in connection with prior financings by the Company and as previously disclosed in the Company’s prior filings with the U.S. Securities and Exchange Commission, the Company paid a fee to Wainwright equal to 7.0% of the gross proceeds from the transactions contemplated by the Letter Agreement and issued to Wainwright and its designees warrants to purchase up to an aggregate of 13,336 shares of common stock, which have the same terms as the Series G Warrants, except that they have an exercise price of $15.00 per share. The Company used Black-Scholes model to calculate the estimated fair value of the warrants of $109,624. The inputs utilized in the calculation were as follows; 5-year term, 3.96% risk-free rate, stock price at grant date of $11.00 and a 105% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in-capital and as a non-cash issuance cost of the offering.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of June 30, 2025:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2024	306,812	$65.60
Issued	1,038,157	9.40
Exercised	(252,022)	10.58
Balance at June 30, 2025	1,092,947	$14.11

The weighted average contractual life of the outstanding warrants is 3.68 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. The Plan currently reserves an aggregate of 206,807 shares of common stock, subject to adjustments as provided in the Plan, of which 8,872 are currently still available for issuance as of June 30, 2025. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In February 2024, the Company granted stock options to purchase a total of 41,750 shares of common stock to its four employees and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $63.00, which was the grant date fair value of the common stock, with the options vesting monthly over 36 months.

In June 2024, the Company granted stock options to purchase a total of 3,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $47.60, which was the grant date fair value of the common stock, with the options vesting on the one-year anniversary of the grant date.

In January 2025, the Company granted stock options to purchase a total of 1,500 shares of common stock to one of its employees pursuant to the Plan. The options were issued at an exercise price of $15.60, which was the grant date fair value of the common stock, with the options vesting monthly over 36 months.

In February 2025, the Company granted stock options to purchase a total of 32,275 shares of common stock to its three employees to settle the 2024 executive bonus of $413,120 in lieu of cash payment. The options were issued at an exercise price of $16.00, which was the grant date fair value of the common stock, with the options vesting immediately.

A summary of the Company’s stock option issuances and associated general and administrative expenses is as follows:

			Three Months Ended		Six Months Ended
Stock Option	Number of	Exercise	June 30,		June 30,
Issuance Date	Options	Price	2025	2024	2025	2024
June 2021	40,375	$125.20	$—	$181,720	$—	$363,440
July 2021	77,500	123.60	—	490,916	—	981,833
January 2022	4,000	88.80	—	18,950	6,317	37,900
April 2022	1,500	75.80	1,793	5,378	7,170	10,755
February 2023	23,375	68.20	109,521	109,521	219,042	219,042
June 2023	2,500	55.00	—	26,800	—	53,600
February 2024	41,750	63.00	183,713	183,713	367,426	244,951
June 2024	3,000	47.60	27,630	—	55,260	—
January 2025	1,500	15.54	1,559	—	2,599	—
February 2025	32,275	15.96	—	—	—	—
Total	227,775		$324,216	$1,016,998	$657,814	$1,911,521

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Six Months Ended
	June 30,
	2025		2024
Expected term	5.0	years	6.7	years
Volatility	102%		103%
Dividend yield	—%		—%
Risk-free interest rate	4.25%		4.28%
Weighted average grant date fair value	$12.33		$51.80

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2024	194,000	$101.07	7.36	$—
Granted	33,775	15.94	9.58	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at June 30, 2025	227,775	$88.45	7.26	$—
Exercisable	198,094	$91.71	7.07	$—

The total non-cash compensation expense for these options not yet recognized as of June 30, 2025 was $1,532,928. The weighted average vesting period for the unvested options is 1.52 years. The weighted average grant date fair value of all options granted is $68.79 as of June 30, 2025. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2023, the Company entered into an agreement with a vendor to provide investor relations services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the contractual vesting periods. Pursuant to the agreement, the Company issued 1,000 shares of common stock with a grant date fair value of $76.60 and recorded general and administrative expenses of $0 for the three and six months ended June 30, 2025 and $0 and $76,600 for the three and six months ended June 30, 2024, respectively.

In the first quarter of 2024, the Company entered into two respective agreements with consultants to provide investor relation services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Pursuant to the agreements, the Company issued 6,000 shares of common stock with grant date fair values ranging from $37.40 to $96.20 and recorded general and administrative expenses of $0 and $100,700 for the three months ended June 30, 2025 and 2024, respectively, and $0 and $329,700 for the six months ended June 30, 2025 and 2024, respectively.

In the second quarter of 2024, the Company entered into two separate agreements with consultants to provide investor relation services for six-months terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Pursuant to the agreements, the Company issued 2,800 shares of common stock with grant date fair values of $36.00 and $48.00 and recorded general and administrative expense of $0 for the three and six months ended June 30, 2025, respectively, and $112,800 for the three and six months ended June 30, 2024, respectively.

In the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company will make quarterly grants of 500 shares of common stock. The equity payments will be expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 1,000 shares of common stock with grant date fair values of $16.80 and $8.20, and recorded general and administrative expenses of $4,100 and $12,500 for the three and six months ended June 30, 2025, respectively.

In addition, in the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company will make quarterly grants equal to $21,000 worth of common stock and certain cash payments. The cash payments will be expensed over the service period and the equity components will be expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 3,880 shares of common stock with grant date fair values of $14.60 and $8.60, and recorded general and administrative expenses of $21,000 and $42,000 for the three and six months ended June 30, 2025, respectively.

In the first quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. Pursuant to the agreement, the Company issued a total of 12,000 shares of common stock and made a certain cash payment. The cash payment and the equity components were expensed consistently over the contractual vesting period. The Company issued 12,000 shares of common stock with grant date fair values ranging from $6.80 to $16.20 and recorded general and administrative expenses of $43,600 and $124,280 for the three and six months ended June 30, 2025, respectively.

In the second quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-months term. Pursuant to the agreement, the Company issued 2,300 shares of common stock with a grant date fair value of $7.60 and recorded general and administrative expenses of $17,480 for the three and six months ended June 30, 2025.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the three and six months ended June 30, 2025 and 2024 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 1,092,947 warrants and 227,775 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

NOTE 9 – SUBSEQUENT EVENTS

Under the ELOC the Company has sold a cumulative total of 182,767 shares of common stock with gross proceeds of approximately $1.6 million through August 8, 2025.

On July 17, 2025, the Company’s stockholders approved an amendment to our 2021 Equity Incentive Plan (the “2021 Plan”) to increase the number shares of common stock available for sale under the 2021 Plan from 8,872 shares of common stock to 133,872.

On August, 4, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these condensed interim financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Authorized common stock was not adjusted as result of the reverse stock split.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2024 included in the Annual Report on Form 10-K (the “2024 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 17, 2025. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Recent Developments

On July 31, 2025, we filed a Certificate of Amendment to our Certificate of Incorporation (the “Charter Amendment”), with the Secretary of State of the State of Delaware to effect a 1-for-20 reverse stock split (the “Reverse Stock Split”) of our common stock, effective August 4, 2025 at :4:01 p.m., Eastern Time (the “Effective Time”) and our shares of common stock began trading on a split-adjusted basis on The Nasdaq Capital Market at the commencement of trading on August 5, 2025, under our existing trading symbol “ACXP”.

As previously reported, the Reverse Stock Split was approved by our stockholders at our annual meeting of stockholders held on July 17, 2025, at a ratio ranging from any whole number between 1-for-10 and 1-for-30, as determined by our board of directors in its discretion. On July 17, 2025, the board of directors approved a ratio of 1-for-20 for the Reverse Stock Split.

The Charter Amendment provides that at the Effective Time, every 20 shares of our issued and outstanding shares of common stock immediately prior to the Effective Time, were automatically converted, without any action on the part of the holder thereof, into one share of common stock. The number of authorized shares of common stock and the par value of each share of common stock remained unchanged. No fractional shares were issued as a result of the Reverse Stock Split. Stockholders who otherwise would have been entitled to receive a fractional share in connection with the Reverse Stock Split received a cash payment in lieu thereof.

The Company has adjusted the presentation of all periods covered by the condensed interim financial statements contained herein to give retroactive effect to the Reverse Stock Split, including adjustments to net loss per share and other per share of common stock amounts. On August 4, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these condensed interim financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Authorized common stock was not adjusted as result of the reverse stock split.

Equity Line of Credit Purchase Agreement

On May 8, 2025, we entered into a purchase agreement (the “Purchase Agreement”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock.

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

In connection with entering into the Purchase Agreement, on May 8, 2025, we issued 44,963 shares of our common stock to Lincoln Park in consideration for its commitment to purchase shares under the Purchase Agreement.

As of the period ended June 30, 2025, we sold 72,000 shares of our common stock under the Purchase Agreement at a weighted-average price of $9.85 per share, raising $0.7 million of gross proceeds and net proceeds of $0.6 million after deducting related fees and expenses. As of August 8, 2025, total sales under the Purchase agreement is approximately $1.6 million out of $12 million.

Warrant Inducement Agreement

On June 17, 2025, we entered into a warrant inducement agreement (the “Letter Agreement”) with a certain holder (the “Holder”) of existing (i) Series A warrants to purchase 61,538 shares of common stock, (ii) Series B warrants to purchase 27,400 shares of common stock, (iii) Series C warrants to purchase 66,667 shares of common stock, and (iv) Series D warrants to purchase 66,667 shares of common stock (together, the “Existing Warrants”). Pursuant to the Letter Agreement, the Holder exercised for cash its Existing Warrants to purchase an aggregate of 222,272 shares of common stock, at a reduced exercised price of $12.00 per share, in consideration for our agreement to issue (i) Series G-1 warrants (the “Series G-1 Warrants”) to purchase up to an aggregate of 311,180 shares of common stock (the “Series G-1 Warrant Shares”) and (ii) Series G-2 warrants (the “Series G-2 Warrants” and, together with the Series G-1 Warrants, the “Series G Warrants”) to purchase up to an aggregate of 133,363 shares of common stock, each at an exercise price of $8.50 per share.

Pursuant to the engagement letter entered into with H.C. Wainwright & Co., LLC (“Wainwright”) in connection with prior financings by the Company and as previously disclosed in the Company’s prior filings with the U.S. Securities and Exchange Commission (the “SEC”), the Company paid a fee to Wainwright equal to 7.0% of the gross proceeds from the transactions contemplated by the Letter Agreement and issued to Wainwright and its designees warrants (“Wainwright Warrants”) to purchase up to an aggregate of 13,336 shares of common stock, which have the same terms as the Series G Warrants, except that they have an exercise price of $15.00 per share.

The Company received net proceeds of approximately $2.5 million from the exercise of the Existing Warrants by the Holder, after deducting offering fees and other expenses payable by the Company in connection with the transaction. The Company expects to use the net proceeds of these transactions for general corporate and working capital purposes. The closing of the transactions contemplated by the Letter Agreement occurred on June 20, 2025 (the “Closing Date”).

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

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 25, 2025, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq Hearing Panel.

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

Results of Operations

Three Months Ended June 30, 2025 Compared to the Three Months Ended June 30, 2024

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2025 compared with the three months ended June 30, 2024:

	Three Months Ended
	June 30,		Percentage
	2025	2024	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$524	$1,826	(71)%
General and Administrative	1,745	2,297	(24)%
TOTAL OPERATING EXPENSES	2,269	4,123	(45)%

OPERATING LOSS	(2,269)	(4,123)	(45)%

OTHER INCOME
Interest Income	23	1	2,200%

Net Loss	$(2,246)	$(4,122)	(46)%

Research and Development Expenses

Research and development expenses were $0.5 million for the three months ended June 30, 2025 and $1.8 million for the three months ended June 30, 2024, a decrease of $1.3 million due to $0.3 million decrease in manufacturing related costs and $1.0 million decrease in consulting fees as the prior year had higher expenses related to Phase 2b and Phase 3 preparation costs.

General and Administrative Expenses

General and administrative expenses were $1.7 million for the three months ended June 30, 2025 and $2.3 million for the three months ended June 30, 2024, a decrease of $0.6 million. The decrease was primarily due to $0.7 million decrease in share-based compensation related costs offset by $0.1 million increase in professional fees.

Net Loss

Net loss was $2.2 million for the three months ended June 30, 2025, and $4.1 million for the three months ended June 30, 2024, a decrease of $1.9 million, due to the reasons stated above.

Six Months Ended June 30, 2025 Compared to the Six Months Ended June 30, 2024

	Six Months Ended
	June 30,		Percentage
	2025	2024	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,123	$3,381	(67)%
General and Administrative	3,323	5,122	(35)%
TOTAL OPERATING EXPENSES	4,446	8,503	(48)%

OPERATING LOSS	(4,446)	(8,503)	(48)%

OTHER INCOME
Interest Income	51	3	1,600%

Net Loss	$(4,395)	$(8,500)	(48)%

Research and Development Expenses

Research and development expenses were $1.1 million for the six months ended June 30, 2025 and $3.4 million for the six months ended June 30, 2024, a decrease of $2.3 million due to $0.6 million decrease in manufacturing related costs and $1.7 million decrease in consulting fees as the prior year had higher expenses related to Phase 2b and Phase 3 preparation costs.

General and Administrative Expenses

General and administrative expenses were $3.3 million for the six months ended June 30, 2025 and $5.1 million for the six months ended June 30, 2024, a decrease of $1.8 million. The decrease was primarily due to $0.6 million decrease in professional fees and $1.2 million decrease in share-based compensation related costs.

Net Loss

Net loss was $4.4 million for the six months ended June 30, 2025, and $8.5 million for the six months ended June 30, 2024, a decrease of $4.1 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $71.7 million as of June 30, 2025. We have funded our operations primarily from equity issuances. We received net proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commissions and other related expenses of $0.4 million. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock. Under the ELOC, we raised net proceeds of approximately $0.6 million after deducting related fees and expenses. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses.

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

As of June 30, 2025, we had working capital of $3.6 million, consisting primarily of $6.1 million of cash and $0.1 million of prepaid expenses and other receivable, offset by approximately $2.6 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Six Months Ended
	June 30,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,722)	$(5,943)
Financing activities	6,079	4,830
Net increase (decrease) in cash	$2,357	$(1,113)

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.7 million for the six months ended June 30, 2025. The net loss was greater than the net cash used in operating activities by $0.7 million, primarily attributable to share-based compensation and share-based vendor payments of $0.9 million offset by decrease in accounts payable and accrued expenses of $0.2 million.

Net cash used in operating activities was $5.9 million for the six months ended June 30, 2024. The net loss was greater than the net cash used in operating activities by $2.6 million, primarily attributable to share-based compensation and share-based vendor payments of $2.4 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $6.1 million for the six months ended June 30, 2025, which was attributable to the net proceeds from the January and March Registered Direct Offerings, 2025 warrant exercise and sales related to the equity line of credit purchase agreement.

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

Recent Accounting Pronouncements Not Yet Adopted

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, and we currently believe that it will not have a material impact on our disclosures.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $4.4 million for the six months ended June 30, 2025 and $14.1 million for the year ended December 31, 2024. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of June 30, 2025, we had approximately $6.1 million in cash. In June 2021, we completed the IPO for net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the period ended June 30, 2025, we sold a total of 145,516 shares of our common stock under the ATM Program, at a weighted-average price of $65.20 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $7.8 million available for future sales of shares of common stock under the Sales Agreement. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, we raised net proceeds of approximately $0.6 million after deducting related fees and expenses. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses.

We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed interim financial statements for the period ended June 30, 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business. Notably, the COVID-19 pandemic continues to evolve. The extent to which COVID-19 impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, contract manufacturing organizations (“CMOs”) and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. A new pandemic or a resurgence of the COVID-19 pandemic could have an adverse economic impact to us.

Global, market and economic conditions may negatively impact our business, financial condition and share price.

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic, or ongoing political disruption such as the war between Ukraine and Russia and the conflict involving Israel and Hamas, could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

We are an “emerging growth company,” as defined in the JOBS Act. For as long as we continue to be an emerging growth company, we intend to take advantage of exemptions from various reporting requirements that are applicable to other public companies that are not emerging growth companies, including:

●	being permitted to provide only two years of audited financial statements, in addition to any required unaudited condensed interim financial statements, with correspondingly reduced “Management’s Discussion and Analysis of Financial Condition and Results of Operations” disclosure in this Form 10-Q;
●	not being required to comply with the auditor attestation requirements of Section 404 of the Sarbanes-Oxley Act;
●	reduced disclosure obligations regarding executive compensation in our periodic reports and proxy statements; and
●	exemptions from the requirements of holding nonbinding advisory stockholder votes on executive compensation and stockholder approval of any golden parachute payments not previously approved.

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

Our officers, directors and their affiliates currently collectively own 319,545 shares of our common stock (on an as-converted basis) or approximately 19% of our outstanding shares of common stock (on an as-converted basis) as of June 30, 2025. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

If, however, we do not achieve compliance with the Minimum Bid Price Requirement by August 25, 2025, we may be eligible for additional time to comply. In order to be eligible for such additional time, we will be required to meet the continued listing requirement for market value of publicly held shares and all other initial listing standards for The Nasdaq Capital Market, with the exception of the Minimum Bid Price Requirement, and must notify Nasdaq in writing of our intention to cure the deficiency during the second compliance period, by effecting a reverse stock split, if necessary. However, if it appears to Nasdaq that we will not be able to cure the deficiency, or if we are otherwise not eligible, Nasdaq will provide notice that our common stock will be subject to delisting. We would then be entitled to appeal that determination to a Nasdaq Hearing Panel.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the six months ended June 30, 2025.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1	Certificate of Incorporation of the Company (incorporated by reference to Exhibit 3.1 to the Company’s Annual Report on Form 10-K filed with the SEC on March 15, 2024).
3.2	Certificate of Amendment to the Certificate of Incorporation of Acurx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on July 31, 2025).
4.1	Form of New G-1 Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed with the SEC on June 20, 2025).
4.2	Form of New G-2 Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed with the SEC on June 20, 2025).
4.3	Form of Wainwright Warrant (incorporated by reference to Exhibit 4.3 to the Company’s Form 8-K filed with the SEC on June 20, 2025).
10.1

Purchase Agreement, dated as of May 8, 2025, between Acurx Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed with the SEC on May 8, 2025).

10.2

Registration Rights Agreement, dated as of May 8, 2025, between Acurx Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC (incorporated by reference to Exhibit 10.2 to the Company’s Form 8-K filed with the SEC on May 8, 2025).

10.3	Form of Letter Agreement (incorporated by reference to Exhibit 10.1 of the Company’s Form 8-K filed with the SEC on June 20, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Acurx Pharmaceuticals, Inc.

Date: August 11, 2025	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 11, 2025	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)