Form 10-Q
period 2025-09-30
Acurx Pharmaceuticals, Inc.
filed 2025-11-12
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2025

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

As of November 11, 2025, there were 2,085,363 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2025	2024
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$5,906,802	$3,706,713
Other Receivable	40,208	51,127
Prepaid Expenses	158,201	100,123
TOTAL ASSETS	$6,105,211	$3,857,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,468,175	$3,242,842
TOTAL CURRENT LIABILITIES	2,468,175	3,242,842

TOTAL LIABILITIES	2,468,175	3,242,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Common Stock; $.001 par value, 250,000,000 shares authorized, 1,800,299 shares issued and outstanding at September 30, 2025 and 200,000,000 shares authorized, 851,534 shares issued and outstanding at December 31, 2024	1,800	852
Additional Paid-In Capital	77,345,454	67,936,225
Accumulated Deficit	(73,710,218)	(67,321,956)

TOTAL SHAREHOLDERS’ EQUITY	3,637,036	615,121

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$6,105,211	$3,857,963

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2025	2024	2025	2024
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$429,691	$1,198,184	$1,552,699	$4,578,777
General and Administrative	1,599,010	1,628,414	4,922,168	6,750,679

TOTAL OPERATING EXPENSES	2,028,701	2,826,598	6,474,867	11,329,456

OPERATING LOSS	(2,028,701)	(2,826,598)	(6,474,867)	(11,329,456)

OTHER INCOME
Interest Income	35,911	5,001	86,605	8,144

NET LOSS	$(1,992,790)	$(2,821,597)	$(6,388,262)	$(11,321,312)

LOSS PER SHARE
Basic and diluted net loss per common share	$(1.23)	$(3.45)	$(5.01)	$(14.23)

Weighted average common shares outstanding, basic and diluted	1,625,805	818,174	1,275,592	795,389

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2025	851,534	$852	$67,936,225	$(67,321,956)	$615,121

Share-Based Compensation	—	—	333,598	—	333,598

Share-Based Compensation to settle accrued compensation	—	—	413,120	—	413,120

Share-Based Payments to Vendors	7,938	8	110,072	—	110,080

Issuance of shares of common stock in January Registered Direct Offering, net of $400,750 cash issuance costs	123,153	123	2,099,130	—	2,099,253

Issuance of shares of common stock and pre-funded warrants in March Registered Direct Offering, net of $208,580 cash issuance costs	107,500	107	889,313	—	889,420

Pre-funded Warrant Exercise	29,750	30	(30)	—	—

Net Loss	—	—	—	(2,149,193)	(2,149,193)

Balance at March 31, 2025	1,119,875	1,120	71,781,428	(69,471,149)	2,311,399

Share-Based Compensation	—	—	324,216	—	324,216

Share-Based Payments to Vendors	11,242	11	86,169	—	86,180

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $98,878 cash issuance costs	116,963	117	610,145	—	610,262

Issuance of shares of common stock related to warrant exercise, net of $186,708 cash issuance costs	222,272	222	2,480,331	—	2,480,553

Net Loss	—	—	—	(2,246,279)	(2,246,279)

Balance at June 30, 2025	1,470,352	1,470	75,282,289	(71,717,428)	3,566,331

Reverse Stock Split fractional share adjustment	(167)	—	(1,040)	—	(1,040)

Share-Based Compensation	—	—	294,793	—	294,793

Share-Based Payments to Vendors	8,582	9	45,050	—	45,059

Issuance of shares of common stock related to equity line of credit purchase agreement	321,532	321	1,724,362	—	1,724,683

Net Loss				(1,992,790)	(1,992,790)

Balance at September 30, 2025	1,800,299	$1,800	$77,345,454	$(73,710,218)	$3,637,036

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2024	723,411	$723	$57,884,815	$(53,218,853)	$4,666,685

Share-Based Compensation	—	—	894,523	—	894,523

Share-Based Payments to Vendors	4,500	5	305,595	—	305,600

Issuance of shares of common stock in At-the-Market sales agreement, net of $135,741 cash issuance costs	56,983	57	4,299,417	—	4,299,474

Warrant Exercise	2,961	3	210,196	—	210,199

Net Loss	—	—	—	(4,377,889)	(4,377,889)

Balance at March 31, 2024	787,855	788	63,594,546	(57,596,742)	5,998,592

Share-Based Compensation	—	—	1,016,998	—	1,016,998

Share-Based Payments to Vendors	5,300	5	213,495	—	213,500

Issuance of shares of common stock in At-the-Market sales agreement, net of $10,601 cash issuance costs	6,653	7	320,204	—	320,211

Net Loss	—	—	—	(4,121,826)	(4,121,826)

Balance at June 30, 2024	799,808	800	65,145,243	(61,718,568)	3,427,475

Share-Based Compensation	—	—	345,191	—	345,191

Share-Based Payments to Vendors	3,000	3	121,397	—	121,400

Issuance of shares of common stock in At-the-Market sales agreement, net of $51,455 cash issuance costs	35,711	36	1,591,489	—	1,591,525

Net Loss	—	—	—	(2,821,597)	(2,821,597)

Balance at September 30, 2024	838,519	$839	$67,203,320	$(64,540,165)	$2,663,994

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2025	2024
	(unaudited)	(unaudited)
Cash Flow from Operating Activities:
Net Loss	$(6,388,262)	$(11,321,312)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	952,607	2,256,712
Share-Based Payments to Vendors	241,319	640,500
(Increase)/Decrease in:
Other Receivable	10,919	31,786
Prepaid Expenses	(58,078)	(17,046)
Accounts Payable and Accrued Expenses	(361,547)	276,327
Net Cash Used in Operating Activities	(5,603,042)	(8,133,033)

Cash Flow from Financing Activities:
Reverse Stock Split fractional share adjustment	(1,040)	—
Proceeds from 2025 Warrant Exercise, net of issuance costs	2,480,553	—
Proceeds from issuance of common stock in connection with equity line of credit purchase agreement, net of issuance costs	2,334,945	—
Proceeds from 2025 March Registered Direct Offering, net of issuance costs	889,420	—
Proceeds from 2025 January Registered Direct Offering, net of issuance costs	2,099,253	—
Proceeds from At-the-Market Offering, net of issuance costs	—	6,211,210
Proceeds from 2024 Warrant Exercise	—	210,199
Net Cash Provided by Financing Activities	7,803,131	6,421,409
Net Increase/(Decrease) in Cash	2,200,089	(1,711,624)
Cash at Beginning of Period	3,706,713	7,474,188
Cash at End of Period	$5,906,802	$5,762,564

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Share-Based Compensation to settle accrued compensation (Note 5)	$413,120	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2025 Equity Line of Credit Purchase Agreement costs (Commitment shares) (Note 4)	$360,000	$—
2025 Warrant Inducement Financing cost (Note 4)	$4,636,869	$—
2025 January Registered Direct Offering costs (Note 4)	$85,419	$—
2025 March Registered Direct Offering costs (Note 4)	$56,163	$—

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 143,750 shares of common stock at a price of $120.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 57,961 shares of common stock and 6,538 pre-funded warrants and Series A Warrants to purchase 64,499 shares of common stock and Series B Warrants to purchase 64,499 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 30,093 shares of common stock, 36,574 pre-funded warrants, Series C Warrants to purchase 66,667 shares of common stock and Series D Warrants to purchase 66,667 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 141,516 shares of common stock for gross proceeds of approximately $9.2 million. As of January 6, 2025, the Company suspended the ATM program. In January 2025, the Company completed a registered direct offering and concurrent private placement, issuing 123,153 shares of common stock for gross proceeds of $2.5 million. In March 2025, the Company completed a registered direct offering and concurrent private placement, issuing 107,500 shares of common stock for gross proceeds of $1.1 million. On May 8, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, the Company sold 393,532 shares of common stock for gross proceeds of approximately $2.4 million as of September 30, 2025. On June 17, 2025, the Company entered into a warrant inducement agreement with a certain holder of existing warrants, receiving gross proceeds of approximately $2.7 million. As of September 30, 2025, the Company had a cash balance of approximately $5.9 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed interim financial statements for the period ended September 30, 2025. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Authorized shares of common stock

At the special meeting of stockholders of the Company held on September 16, 2025, the Company’s stockholders approved an amendment (the “Amendment”) to the Company’s Certificate of Incorporation to increase the total number of authorized shares of the Company’s common stock from 200,000,000 to 250,000,000. On September 22, 2025, the Company filed the Amendment with the Secretary of State of the State of Delaware with immediate effect.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three and nine months ended September 30, 2025, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the unaudited condensed interim financial statements.

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

The Company applied for a qualified small business payroll tax credit for increasing research activities, resulting in “other receivable” on the condensed interim balance sheets in the amount of $40,208 and $51,127 as of September 30, 2025 and December 31, 2024, respectively.

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

Concentration of Credit Risk

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of September 30, 2025, the Company had cash of approximately $5.9 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $429,691 and $1,198,184 for the three months ended September 30, 2025 and 2024, respectively, and $1,552,699 and $4,578,777 for the nine months ended September 30, 2025 and 2024, respectively.

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

Major Vendor

The Company had three major vendors that accounted for approximately 40% of the research and development expenditures for the three months ended September 30, 2025 and three major vendors that accounted for approximately 44% for three months ended September 30, 2024. The Company had three major vendors that accounted for approximately 44% for each of the nine months ended September 30, 2025 and 2024, respectively.

These vendors also accounted for approximately 84% and 61% of the total accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024, respectively. The Company continues to maintain these vendor relationships and anticipates addressing any potential payments in this regard.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2025 and December 31, 2024 were as follows:

	September 30, 2025	December 31, 2024
Accrued research and development	$2,347,348	$2,664,065
Accrued compensation expenses	52,710	537,630
Accrued professional fees	63,760	36,360
Other accounts payable and accrued expenses	4,357	4,787
Total	$2,468,175	$3,242,842

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

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

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 250,000,000 shares of common stock, $0.001 par value per share, of which 1,800,299 were outstanding and 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which no shares were outstanding as of September 30, 2025, respectively.

In January 2024, certain of the Company’s executive officers and directors (the “Affiliate Investors”) exercised 2,961 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

The Company sold 99,703 shares of its common stock under the ATM Program at a weighted-average price of $64.20 per share, raising $6.4 million of gross proceeds and net proceeds of $6.2 million, after deducting commissions to the sales agent for the nine months ended September 30, 2024.

The Company did not have any ATM Program sales for the three and nine months ended September 30, 2025. The ATM Program was suspended on January 6, 2025.

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

The January Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March Registered Offering”) by the Company directly to the investor (i) 107,500 shares of common stock at a purchase price of $8.00 per share and (ii) pre-funded common stock purchase warrants (the “March Pre-Funded Warrants”) to purchase up to 29,750 shares of common stock at a purchase price of $7.998 per March Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent’s fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the March Registered Offering for working capital and other general corporate purposes. As of September 30, 2025, all of the March Pre-Funded Warrants were exercised.

In a concurrent private placement (the “March Private Placement” and together with the March Registered Offering, the “March Offering”), the Company agreed to issue to the investor series F common warrants (the “Series F Warrants”) to purchase up to an aggregate of 411,750 shares of common stock. The Series F Warrants have an exercise price of $8.00 per share and were exercisable commencing on July 17, 2025 and will expire on July 19, 2027. The Series F Warrants and the shares of common stock issuable upon the exercise of the Series F Warrants were not registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

In connection with the March Offering, the Company issued 8,235 warrants to the placement agent. Such warrants have an exercise price of $10.00 per share and will expire on July 19, 2027. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $56,163. The inputs utilized in the calculation were as follows: 5-year term, 3.98% risk-free rate, stock price at grant date of $9.00 and a 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

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

The Company sold 393,532 shares of its common stock under the ELOC at a weighted-average price of $6.18 per share, raising $2,433,823 of gross proceeds and net proceeds of $2,334,945 after deducting related fees and expenses for the nine months ended September 30, 2025.

In connection with the ELOC, the Company issued 44,963 shares of common stock to Lincoln Park in consideration for its commitment to purchase shares under the ELOC and recorded $360,000 as both an increase to additional paid-in capital and as a non-cash issuance cost of the ELOC.

On June 17, 2025, the Company entered into a warrant inducement agreement (the “Letter Agreement”) with certain of its existing warrant holders for the exercise of warrants to purchase an aggregate of 222,272 shares of its common stock having a current exercise price of (i) Series A warrants to purchase 61,538 shares of common stock at $65.00 per share (ii) Series B warrants to purchase 27,400 shares of common stock at $65.00 per share (iii) Series C warrants to purchase 66,667 shares of common stock at $65.20 per share and (iv) Series D warrants to purchase 66,667 shares of common stock at $65.20 per share, originally issued in July 2022 and May 2023, (collectively, the “Existing Warrants”) at a reduced exercise price of $12.00 per share, in consideration for the issuance of (i) Series G-1 warrants to purchase up to an aggregate of 311,180 shares of common stock with a term of five years and (ii) Series G-2 warrants to purchase up to an aggregate of 133,363 shares of common stock with a term of five years from September 16, 2025, each at an exercise price of $8.50 per share (collectively, the “Series G Warrants”).

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of September 30, 2025:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2024	306,812	$65.60
Issued	1,038,157	9.40
Exercised	(252,022)	10.58
Balance at September 30, 2025	1,092,947	$14.11

The weighted average contractual life of the outstanding warrants is 3.43 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. In July 2025, the Company’s stockholders approved an amendment to add an additional 125,000 shares of common stock to the Plan. The Plan currently reserves an aggregate of 331,807 shares of common stock, subject to adjustments as provided in the Plan, of which 133,872 are currently still available for issuance as of September 30, 2025. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

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

A summary of the Company’s stock option issuances and associated general and administrative expenses is as follows:

			Three Months Ended		Nine Months Ended
Stock Option	Number of	Exercise	September 30,		September 30,
Issuance Date	Options	Price	2025	2024	2025	2024
June 2021	40,375	$125.20	$—	$—	$—	$363,440
July 2021	77,500	123.60	—	—	—	981,833
January 2022	4,000	88.80	—	18,950	6,317	56,850
April 2022	1,500	75.80	—	5,377	7,170	16,133
February 2023	23,375	68.20	109,521	109,521	328,563	328,563
June 2023	2,500	55.00	—	—	—	53,600
February 2024	41,750	63.00	183,713	183,713	551,139	428,663
June 2024	3,000	47.60	—	27,630	55,260	27,630
January 2025	1,500	15.54	1,559	—	4,158	—
February 2025	32,275	15.96	—	—	—	—
Total	227,775		$294,793	$345,191	$952,607	$2,256,712

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2025		2024
Expected term	5.0	years	6.7	years
Volatility	102%		103%
Dividend yield	—%		—%
Risk-free interest rate	4.25%		4.28%
Weighted average grant date fair value	$12.33		$51.80

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2024	194,000	$101.07	7.36	$—
Granted	33,775	15.94	9.33	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at September 30, 2025	227,775	$88.45	7.01	$—
Exercisable	203,647	$91.65	6.78	$—

The total non-cash compensation expense for these options not yet recognized as of September 30, 2025 was $1,238,135. The weighted average vesting period for the unvested options is 1.32 years. The weighted average grant date fair value of all options granted is $68.79 as of September 30, 2025. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2023, the Company entered into an agreement with a vendor to provide investor relations services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the contractual vesting periods. Pursuant to the agreement, the Company issued 1,000 shares of common stock with a grant date fair value of $76.60 and recorded general and administrative expenses of $0 for the three and nine months ended September 30, 2025 and $0 and $76,600 for the three and nine months ended September 30, 2024, respectively.

In the first quarter of 2024, the Company entered into two respective agreements with consultants to provide investor relation services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Pursuant to the agreements, the Company issued 6,000 shares of common stock with grant date fair values ranging from $37.40 to $96.20 and recorded general and administrative expenses of $0 for the three months ended September 30, 2025 and 2024, respectively, and $0 and $329,700 for the nine months ended September 30, 2025 and 2024, respectively.

In the second quarter of 2024, the Company entered into two separate agreements with consultants to provide investor relation services for six-months terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Pursuant to the agreements, the Company issued 5,800 shares of common stock with grant date fair values of $36.00 and $48.00 and recorded general and administrative expense of $0 for the three and nine months ended September 30, 2025, respectively, and $121,400 and $234,200 for the three and nine months ended September 30, 2024, respectively.

In the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants of 500 shares of common stock. The equity payments were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 1,500 shares of common stock with grant date fair values of $16.80, $8.20 and $8.12, and recorded general and administrative expenses of $4,059 and $16,559 for the three and nine months ended September 30, 2025, respectively.

In addition, in the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company will make quarterly grants equal to $21,000 worth of common stock and certain cash payments. The cash payments were expensed over the service period and the equity components were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 7,101 shares of common stock with grant date fair values of $14.60, $8.60, and $6.60, and recorded general and administrative expenses of $21,000 and $63,000 for the three and nine months ended September 30, 2025, respectively.

In the first quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. Pursuant to the agreement, the Company issued a total of 12,000 shares of common stock and made a certain cash payment. The cash payment and the equity components were expensed consistently over the contractual vesting period. The Company issued 12,000 shares of common stock with grant date fair values ranging from $6.80 to $16.20 and recorded general and administrative expenses of $0 and $124,280 for the three and nine months ended September 30, 2025, respectively.

In the second quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. Pursuant to the agreement, the Company issued 2,300 shares of common stock with a grant date fair value of $7.60 and recorded general and administrative expenses of $0 and $17,480 for the three and nine months ended September 30, 2025, respectively. This agreement was amended in the third quarter of 2025 for additional six-month term and pursuant to the agreement, the Company will make quarterly grants equal to $20,000 worth of common stock and certain cash payments. The cash payments and the equity components will be expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 4,861 shares of common stock with a grant date fair value of $4.11 and recorded general and administrative expenses of $20,000 for the three and nine months ended September 30, 2025.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2025 and 2024 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 1,092,947 warrants and 227,775 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

NOTE 9 – SUBSEQUENT EVENTS

On October 8, 2025, the Company received gross proceeds from the exercise of 170,068 Series F Warrants of approximately $1.4 million.

Under the ELOC, the Company has sold an additional 106,468 shares of common stock for approximately $0.6 million, bringing the cumulative total to 499,999 shares of common stock, with gross proceeds of approximately $3.0 million through November 11, 2025.

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

Recent Developments

On August 4, 2025, we effected a 1-for-20 reverse stock split of our issued and outstanding shares of common stock, and as a result of the reverse-stock-split, on August 26, 2025, we regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2). In addition, we met the minimum stockholders’ equity threshold of $2.5 million under Listing Rule 5550(b)(1). We are now in full compliance with all Nasdaq continued listing requirements and our common stock will remain listed and traded on the Nasdaq Stock Market.

At our special meeting of stockholders, held on September 16, 2025, our stockholders approved an amendment (the “Amendment”) to our Certificate of Incorporation, as amended, to increase the total number of authorized shares of our common stock from 200,000,000 to 250,000,000. On September 22, 2025, we filed the Amendment with the Secretary of State of the State of Delaware with immediate effect.

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

Under the terms and subject to the conditions of the Purchase Agreement, we have the right, but not the obligation, to sell to Lincoln Park, and Lincoln Park is obligated to purchase, up to $12.0 million in shares of our common stock. Such sales of our common stock, if any, will be subject to certain limitations, and may occur from time to time, at our sole discretion, over the 24-month period commencing on May 29, 2025, which was the date the conditions set forth in the Purchase Agreement were satisfied (the “Commencement Date”).

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

As of the period ended September 30, 2025, we sold 393,532 shares of our common stock under the Purchase Agreement at a weighted-average price of $6.18 per share, raising $2.4 million of gross proceeds and net proceeds of $2.3 million after deducting related fees and expenses. As of November 11, 2025, total sales under the Purchase agreement is approximately $3.0 million out of $12 million.

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

On August 26, 2025, we received a letter from Nasdaq notifying us that we regained compliance with Nasdaq Listing Rule 5550(b)(1).

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

On August 26, 2025, we received a letter from the Nasdaq notifying us that we regained compliance with Nasdaq Listing Rule 5550(a)(2).

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

Results of Operations

Three Months Ended September 30, 2025 Compared to the Three Months Ended September 30, 2024

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2025 compared with the three months ended September 30, 2024:

	Three Months Ended
	September 30,		Percentage
	2025	2024	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$430	$1,198	(64)%
General and Administrative	1,599	1,628	(2)%
TOTAL OPERATING EXPENSES	2,029	2,826	(28)%

OPERATING LOSS	(2,029)	(2,826)	(28)%

OTHER INCOME
Interest Income	36	5	620%

Net Loss	$(1,993)	$(2,821)	(29)%

Research and Development Expenses

Research and development expenses were $0.4 million for the three months ended September 30, 2025 and $1.2 million for the three months ended September 30, 2024, a decrease of $0.8 million due to $0.1 million decrease in manufacturing related costs and $0.7 million decrease in consulting fees as the prior year had higher expenses related to Phase 2b and Phase 3 preparation costs.

General and Administrative Expenses

General and administrative expenses were $1.6 million for the three months ended September 30, 2025 and $1.6 million for the three months ended September 30, 2024. The expenses remained consistent as $0.2 million decrease in compensation related costs were offset by $0.1 million increase in legal fees.

Net Loss

Net loss was $2.0 million for the three months ended September 30, 2025, and $2.8 million for the three months ended September 30, 2024, a decrease of $0.8 million, due to the reasons stated above.

Nine Months Ended September 30, 2025 Compared to the Nine Months Ended September 30, 2024

	Nine Months Ended
	September 30,		Percentage
	2025	2024	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,553	$4,579	(66)%
General and Administrative	4,922	6,751	(27)%
TOTAL OPERATING EXPENSES	6,475	11,330	(43)%

OPERATING LOSS	(6,475)	(11,330)	(43)%

OTHER INCOME
Interest Income	87	8	988%

Net Loss	$(6,388)	$(11,322)	(44)%

Research and Development Expenses

Research and development expenses were $1.6 million for the nine months ended September 30, 2025 and $4.6 million for the nine months ended September 30, 2024, a decrease of $3.0 million due to $0.7 million decrease in manufacturing related costs and $2.3 million decrease in consulting fees as the prior year had higher expenses related to Phase 2b and Phase 3 preparation costs.

General and Administrative Expenses

General and administrative expenses were $4.9 million for the nine months ended September 30, 2025 and $6.8 million for the nine months ended September 30, 2024, a decrease of $1.9 million. The decrease was primarily due to $0.6 million decrease in professional fees and $1.3 million decrease in share-based compensation related costs.

Net Loss

Net loss was $6.4 million for the nine months ended September 30, 2025, and $11.3 million for the nine months ended September 30, 2024, a decrease of $4.9 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $73.7 million as of September 30, 2025. We have funded our operations primarily from equity issuances. We received net proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commissions and other related expenses of $0.4 million. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock. Under the ELOC, we raised net proceeds of approximately $2.3 million after deducting related fees and expenses as of September 30, 2025. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses.

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

As of September 30, 2025, we had working capital of $3.6 million, consisting primarily of $5.9 million of cash and $0.2 million of prepaid expenses and other receivable, offset by approximately $2.5 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Nine Months Ended
	September 30,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,603)	$(8,133)
Financing activities	7,803	6,421
Net increase (decrease) in cash	$2,200	$(1,712)

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million for the nine months ended September 30, 2025. The net loss was greater than the net cash used in operating activities by $0.8 million, primarily attributable to share-based compensation and share-based vendor payments of $1.2 million offset by decrease in accounts payable and accrued expenses of $0.4 million.

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

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $7.8 million for the nine months ended September 30, 2025, which was attributable to the net proceeds from the January and March Registered Direct Offerings, 2025 warrant exercise and sales related to the equity line of credit purchase agreement.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $6.4 million for the nine months ended September 30, 2025 and $14.1 million for the year ended December 31, 2024. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of September 30, 2025, we had approximately $5.9 million in cash. In June 2021, we completed the IPO for net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the period ended September 30, 2025, we sold a total of 145,516 shares of our common stock under the ATM Program, at a weighted-average price of $65.20 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. There remains approximately $7.8 million available for future sales of shares of common stock under the Sales Agreement. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, we raised net proceeds of approximately $2.3 million after deducting related fees and expenses as of September 30, 2025. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses.

We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed interim financial statements for the period ended September 30, 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Our officers, directors and their affiliates currently collectively own 323,629 shares of our common stock (on an as-converted basis) or approximately 16% of our outstanding shares of common stock (on an as-converted basis) as of September 30, 2025. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On August 26, 2025, we received a letter from Nasdaq notifying us that we regained compliance with Nasdaq Listing Rule 5550(b)(1).

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

On August 26, 2025, we received a letter from Nasdaq notifying us that we regained compliance with Nasdaq Listing Rule 5550(a)(2).

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the nine months ended September 30, 2025.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of Acurx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 22, 2025).
31.1*	Certification of Principal Executive Officer Pursuant to Rules 13a-14(a) and 15d-14(a) under the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
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

Acurx Pharmaceuticals, Inc.

Date: November 12, 2025	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2025	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)