Form 10-K
period 2025-12-31
Acurx Pharmaceuticals, Inc.
filed 2026-03-12
CIK 1736243

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

_____________________

FORM 10-K

_____________________

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2025

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

The aggregate market value of the registrant’s common stock, $0.001 per value per share, held by non-affiliates of the registrant on June 30, 2025, the last business day of the registrant’s most recently completed second fiscal quarter, was approximately $13.7 million (based on the closing sales price of the registrant’s common stock on that date). This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 12, 2026 was 2,855,025.

Auditor Name: CohnReznick LLP	Auditor Location: Parsippany, NJ	Auditor Firm ID: 596

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

This Annual Report on Form 10-K (this “Form 10-K”) contains forward-looking statements that involve risks and uncertainties. All statements other than statements of historical facts contained in this Form 10-K are forward-looking statements. In some cases, you can identify forward-looking statements by words such as “anticipate,” “believe,” “contemplate,” “continue,” “could,” “estimate,” “expect,” “intend,” “may,” “plan,” “potential,” “predict,” “project,” “seek,” “should,” “target,” “will,” “would,” or the negative of these words or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the impact of the ongoing COVID-19 pandemic and our response to it;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;
●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;
●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including the novel coronavirus outbreak or other pandemics arising globally, and the future impact of it and COVID-19 on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and tensions in the Middle East;
●	the volatility of the price of our common stock;
●	our financial performance;
●	our ability to comply with the listing requirements of The Nasdaq Capital Market and any delisting or potential delisting of shares of our common stock; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

We believe we are developing the first DNA pol IIIC inhibitor that is ready to enter Phase 3 clinical trials and have clinically validated the efficacy of our lead pol IIIC antibiotic candidate in a Phase 2 clinical trial.

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

We have now “de-risked” this new class of antibiotics through our drug development activities as we advance to Phase 3 clinical trials by demonstrating proof of principle in Phase 2 human efficacy studies that demonstrate comparable efficacy to the standard of care with no drug related side effects and a positive impact on the microbiome of patients with C. difficile infections. We expect to partner with a fully-integrated pharmaceutical company for late-stage clinical trials and commercialization or conduct Phase 3 clinical trials prior to such partnership and continue to review partnership opportunities on an ongoing basis up to FDA approval.

Our lead antibiotic candidate, ibezapolstat (formerly named ACX-362E), has a novel mechanism of action that targets the DNA pol IIIC enzyme, a previously unexploited scientific target. Phase 2 clinical data validate the efficacy of our lead antibiotic candidate as well as pol IIIC as an appropriate bacterial target.

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

In the Phase 2 clinical trial, we also evaluated PK and microbiome changes and tested for anti-recurrence microbiome properties, including the change from baseline in alpha diversity and bacterial abundance, especially overgrowth of healthy gut microbiota Actinobacteria and Firmicute phylum species during and after therapy. Phase 2a data demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, during and after therapy. Also, in Segment 2B of the study, ibezapolstat showed eradication of fecal C. difficile at day three of treatment in 15 of 16 treated patients (94%), versus vancomycin, which had eradication of C. difficile in 10 of 14 treated patients (71%) in the Per Protocol Population. Ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species such as Firmicutes, which are believed to help prevent CDI recurrence. Emerging data show an increased concentration of secondary bile acids during and following ibezapolstat therapy which is known to correlate with colonization resistance against C. difficile. A decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids suggest that ibezapolstat may reduce the likelihood of CDI recurrence when compared to vancomycin. Phase 2a results were published in CID (October 2022) and Phase 2b results were published in Lancet Microbe (June 2025).

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

Mechanism of Action

DNA pol IIIC has proved essential for replicative DNA synthesis in aerobic, low G-C Gram-positive bacteria, i.e. those with a low guanine-cytosine (“G-C”) ratio relative to their adenine-thymine (“A-T”) ratio. Pol IIIC-specific genes of several such Gram-positive bacteria have been cloned and expressed, and the DNA pol IIIC enzymes appear to share a unique capacity to be inhibited by 6-anilinouracils (“AU”), 2-phenylguanines (“PG”) and related compounds which are analogs of 2 ‘-deoxyguanosine 5’ -triphosphate (“dGTP”). Explanation of the mechanism of action of DNA polC inhibitors was published in Nature Communications (October 2025).

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

Thus far, ibezapolstat drug substance (“DS”) has been manufactured successfully in both 1 kg and 9 kg batches, with 9 kg batches considered to be at commercial scale. We anticipate that the commercial batch size upon completion of the clinical development program and submission of a New Drug Application (“NDA”) will be 10 kg to 15 kg which in our estimation will further reduce our cost of goods. The 9kg batch was sufficient to support the Phase 1 and Phase 2 clinical trial needs. No material issues were noted in the manufacture of either the 1 kg or 9 kg batches of ibezapolstat to date with 48-month stability and well within acceptable FDA standards. Additionally, ibezapolstat drug substance is stable for at least four years and can be stored/transported in large quantities, allowing for strategic stockpiling.

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

We have received written positive feedback from FDA and the EMA regarding acceptability of our Chemistry Manufacturing and Controls plan and data package proposed to support the Phase 3 clinical program. Commercial supply of RSMs (Regulatory Starting Materials), DS and DP will be made in the United States.

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

Management believes that this market opportunity is substantial and provides significant upside potential for those investing at this stage of clinical development. We believe the size of the market and relatively few treatment options available will drive our market capitalization and availability of financing alternatives having now completed Phase 2 clinical trials successfully, and is ready to proceed to Phase 3 clinical trials.

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

The competition for ibezapolstat include the following:

●	Several pharmaceutical companies have established themselves in the market for the treatment of CDI and several other companies are developing investigational antibiotics for the treatment of CDI. We expect these products, if approved, will compete with ibezapolstat;
●	Current antibiotic treatments used for patients with CDI include broad spectrum antibiotics like vancomycin and metronidazole, both of which are available in generic form in the U.S. Generic antibiotics typically are sold at lower prices than branded and currently marketed antibiotics and generally are preferred by managed care providers of health services although we believe we price competitively compared to any currently marketed branded or generic antibiotic to treat patients with CDI based on low cost of goods to manufacture ibezapolstat. Further pricing strategy will follow completion of our clinical development program;
●	Fidaxomicin (Dificid® in the U.S., Dificlir™ in Europe) is approved for the treatment of CDI in the U.S. and Europe. Fidaxomicin was originally developed by Optimer Pharmaceuticals, Inc., which was later acquired by Cubist Pharmaceuticals, Inc. (“Cubist”). Cubist was then acquired by Merck & Co., Inc. (“Merck”) in 2015;
●	A number of other approaches for the treatment of CDI are in development or have been approved as follows:
●	Merck developed a monoclonal antibody, bezlotoxumab, and obtained FDA approval for it in 2016 and EMA approval in 2016. This antibody neutralizes certain toxins that are produced by C. difficile bacteria and would be an adjunctive therapy to antibiotics. Merck announced on December 23, 2024 that it would discontinue bezlotoximab on January 31, 2025. No reason was cited for this discontinuation.
●	Fecal biotherapy aims to recolonize the bacteria that comprise the natural gut flora and, according to the 2017 IDSA Guidelines would be used for patients with multiple recurrences of CDI who have failed to resolve their infection despite treatment attempts with antibiotic agents targeting CDI. Finch Therapeutics recently failed with CP101, its lead therapeutic targeting patients with multiple recurrences of CDI using donor derived stool samples in an oral formulation, to our understanding, and in January 2023 discontinued its Ph3 clinical trial in this area.
●	Fecal biotherapy approaches include SER-109 (“VOWST”), which has now been FDA approved and marketed by Nestle Health Sciences, having acquired global rights from Seres Therapeutics, is an oral microbiome therapeutic for the prevention of recurrent C. difficile infection in adults with multiply recurrent CDI only after antibiotic therapy is administered. The FDA granted SER-109 both Breakthrough Therapy and Orphan Drug designations. Although VOWST was recently introduced to the market, we believe its penetration has been lower than expected and the price point is high at approximately $17,500-$19,000 per full course of treatment.
●	Rebyota® (fecal microbiota, live-jslm) was recently approved by FDA, and marketed by Ferring Pharmaceuticals, is a fecal microbiota product which is prepared from stool donated by qualified individuals and delivered via enema for the prevention of recurrent Clostridioides difficile infection (rCDI) in adults. This would only be used after a standard antibiotic therapy in patients with mild-to-moderate CDI, and we believe the price point is approximately $9,100-$9,500 per full course of therapy.
●	CRS3123 (Crestone Inc) is a novel small molecule that selectively inhibits methionyl-tRNA synthetase of C. difficile. On September 25, 2024, the Company announced it had completed a Phase 2 clinical trial but there are no indications publicly that Crestone has commenced Phase 3 trial.
●	MGB-BP-3 (MGB Biopharma) is a novel synthetic polyamide active against Gram-positive pathogens and binds to the minor groove of DNA. MGB announced that it has completed a dose-ranging Phase 2 clinical trial in 2020 but there are no indications publicly that MGB BioPharma has commenced Ph3 and it has been publicly reported that MGB went into liquidation in early 2025.

●	No new antibiotics in Phase 3 ready stage of clinical development have shown improvement in either initial clinical cure (“ICR”) or sustained clinical response (“SCR”) in comparison to currently marketed antibiotics. The data in the chart below constitute comparisons of data from prior clinical trials published in scientific journals for each listed antibiotic or antibiotic candidate and does not incorporate data, if any, from any control arm(s) that may be or may have been required to seek and obtain FDA approval. The data listed for ibezapolstat are from the Phase 2a clinical trial where no comparator agent was used. The only comparative data for ibezapolstat in clinical trials currently relate only to comparisons of the impact on the microbiome for ibezapolstat and vancomycin but do not compare clinical cure rates. All data presented is based on identical clinical endpoints used for ICR and SCR.

Competitive Strengths

We attribute our success to the following competitive strengths:

(i)	We have a novel mechanism of action which we believe will be highly advantageous given the continuing rate of recurrent CDI with currently available treatment options and the rising prevalence of antimicrobial resistance;
(ii)	Since ibezapolstat’s molecular structure and mechanism of action are unrelated to any other antimicrobial chemical class, its use is not expected to foster the emergence of bacteria that are resistant to other classes of antibiotics;
(iii)	The Phase 1 Trial showed highly selective activity against C. difficile bacteria with minimal disruption to the gut flora as it is poorly soluble which has been corroborated by the data from the microbiome analysis;
(iv)	The Phase 2a clinical trial data demonstrated a 100% cure rate at end of treatment and 100% sustained clinical response, in each case, in the ten patients who were enrolled and was terminated early based on the recommendation of our SAB based on the efficacy data and safety and tolerability profile;

(v)	Microbiome data from Phase 2a trial patients demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, both during and after treatment. Significantly, emerging data show an increased concentration of secondary bile acids which is known to correlate with a low risk of reinfection. Moreover, a decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids provides more scientific evidence suggesting recurrences may be very low in future trials. The Phase 2b trial demonstrated positive comparative microbiome data where ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species believed to confer health benefits including to prevent recurrence of CDI.
(vi)	To date, ibezapolstat has shown an excellent human safety profile;
(vii)	Our designation by the FDA of Qualified Infectious Disease (QIDP) status and Fast Track designation provides significant benefits to our development of ibezapolstat. We have significant existing patent coverage in the world’s largest pharmaceutical markets (U.S., Europe, Japan and Canada) extending to September 2030 in the United States and September 2030 in foreign markets. There is also the possibility to extend those patents thereafter;
(viii)	We have a simple and low-cost process of manufacturing which is expected to yield cost of goods of less than 5% of the anticipated retail price; and
(ix)	We successfully completed the Phase 2b clinical trial in the fourth quarter of 2023. The Phase 2b trial was originally designed to be a non-inferiority (NI) trial and later amended to include an interim efficacy analysis with review by an Independent Data Monitoring Committee (IDMC). The decision to end the trial early based on blinded clinical observations obviated the need for an interim analysis, IDMC review, and NI assessment. We determined, in consultation with our clinical and statistical experts, that presenting clinical cure rates for the primary efficacy endpoint is the most appropriate representation for the clinical activity of ibezapolstat in treating CDI.
(x)	The overall observed Clinical Cure rate in the combined Phase 2 trials in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Ibezapolstat was well-tolerated, with three patients each experiencing one mild adverse event assessed by the blinded investigator to be drug-related. All three events were gastrointestinal in nature and resolved without treatment. There were no drug-related treatment withdrawals or no drug-related serious adverse events, or other safety findings of concern. In the Phase 2b vancomycin control arm, 14 out of 14 patients experienced clinical cure. We believe that based on the pooled Phase 2 ibezapolstat clinical cure rate of 96% and the historical vancomycin cure rate of approximately 81% (Vancocin® Prescribing Information, January 2021), we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials in accordance with the applicable FDA Guidance for Industry (October, 2022).
(xi)	We announced the sustained clinical cure data in December 2023 and the cumulative EOT and SCC data are summarized below:

(xii)	On January 17, 2024, we announced positive microbiology and microbiome comparative data to vancomycin from the Phase 2b trial. Ibezapolstat outperformed vancomycin showing eradication of fecal C. difficile at Day 3 of treatment in 15 of 16 treated patients (94%), versus vancomycin which had eradication of C. difficile in 10 of 14 treated patients (71%). Ibezapolstat, but not vancomycin, consistently preserved and allowed regrowth of key gut bacterial species believed to confer health benefits including to prevent recurrent of CDI.

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

In 2025, we filed new Australian, Japanese, and U.S. patent applications relating to ACX-375C, our second antibiotic program. We also filed an international application and two provisional applications relating to Acurx technology.

We also filed a U.S. application and foreign applications in Australia, Brazil, Canada, China, Europe, Hong Kong, Israel, India, Japan, Korea, Mexico, New Zealand, and Singapore relating to methods and compositions for promoting microbiome health and for achieving and/or maintaining healthy proportions of gut microflora.

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

We have obtained four U.S. patents, one Australian patent, one Indian patent, one Israeli patent, and one Japanese patent on ACX-375C and have a fifth U.S. patent application and multiple foreign applications pending for ACX-375C. Our three U.S. patents and four foreign patents on ACX-375C include composition-of-matter, surface coating, and method of use claims. Absent any patent extensions, these patents will expire in December 2039. Additionally, we have obtained a U.S. patent on the use of ibezapolstat to promote microbiome health. Absent any patent extensions, this patent will expire in June 2042. We have an international application and two provisional applications related to additional antibiotic compounds. We have a second U.S. patent application and multiple foreign patent applications pending relating to methods of treating C. difficile infection and preventing recurrence while simultaneously promoting microbiome health. We have a U.S. patent application and several foreign applications relating to methods and compositions for promoting microbiome health and for achieving and/or maintaining healthy proportions of gut microflora. We anticipate that the patent protection will be further supported by regulatory exclusivity available to new classes of antibiotics treating life-threatening infections (QIDP Designation by FDA – 5 years) and New Chemical Entity Designation (5 years). We anticipate filing for and receiving QIDP Designation as well as “Fast Track” with FDA in the next 24 months for ACX-375C, both of which designations have been granted by FDA for ibezapolstat, our lead antibiotic program.

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

Employees and Human Capital Resources

As of March 12, 2026, we had four full-time employees. Of these employees, one was engaged in research and development activities for a portion of his time. Substantially all of our employees are based in Staten Island, New York. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $8.0 million for the year ended December 31, 2025, and $14.1 million for the year ended December 31, 2024. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2025 that we had suffered a significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of December 31, 2025, we had approximately $7.6 million in cash. In June 2021, we completed the IPO for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net cash proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an “At-the-Market" offering (the “ATM Program”), pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. As of the year ended December 31, 2025, we sold a total of 141,516 shares of our common stock under the ATM Program, at a weighted-average price of $65.20 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. As of January 6, 2025, we suspended the ATM program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, we raised net proceeds of approximately $3.8 million after deducting related fees and expenses as of December 31, 2025. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses. We believe that, based upon our current operating plan, our existing capital resources, will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our financial statements for the year ended December 31, 2025. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funding will depend on financial, economic and market conditions and other factors, over which we may have no or limited control, including the conflict between Russia and Ukraine, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and tensions in the Middle East. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic or ongoing political disruption such as the war between Ukraine, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and as well as the tensions in the Middle East could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

If the equity and credit markets deteriorate, it may make any necessary equity or debt financing more difficult to secure, more costly or more dilutive. Failure to secure any necessary financing in a timely manner and on favorable terms could harm our growth strategy, financial performance and stock price and could require us to delay or abandon plans with respect to our business, including clinical development plans. Further, recent developments in the banking industry could adversely affect our business. If the financial institutions with which we do business enter receivership or become insolvent in the future, there is no guarantee that the Department of the Treasury, the Federal Reserve and the Federal Deposit Insurance Corporation, or FDIC, will intercede to provide us and other depositors with access to balances in excess of the $250,000 FDIC insurance limit, that we would be able to access our existing cash, cash equivalents and investments, that we would be able to maintain any required letters of credit or other credit support arrangements, or that we would be able to adequately fund our business for a prolonged period of time or at all, any of which could have a material adverse effect on our business, financial condition and results of operations. We cannot predict the impact that the high market volatility and instability of the banking sector more broadly could have on economic activity and our business in particular. In addition, there is a risk that one or more of our current service providers, manufacturers or other third parties with which we conduct business may not survive difficult economic times, including the ongoing conflict between Russia and Ukraine, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and as well as the tensions in the Middle East, the instability of the banking sector, and the uncertainty associated with current worldwide economic conditions, which could directly affect our ability to attain our operating goals on schedule and on budget.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Form 10-K, these factors include:

●	the commencement, enrollment, completion or results of our current Phase 2b clinical trial of ibezapolstat;

●	any delay in our regulatory filings for ibezapolstat or our future product candidates and any adverse development or perceived adverse development with respect to the applicable regulatory authority’s review of such filings, including without limitation the FDA’s issuance of a “refusal to file” letter or a request for additional information;
●	adverse results or delays, suspensions or terminations in future preclinical studies or clinical trials;
●	our decision to initiate a clinical trial, not to initiate a clinical trial or to terminate an existing clinical trial;
●	adverse regulatory decisions, including failure to receive regulatory approval of ibezapolstat or any other product candidate or the failure of a regulatory authority to accept data from preclinical studies or clinical trials conducted in other countries;
●	changes in laws or regulations applicable to ibezapolstat or any other product candidate, including but not limited to clinical trial requirements for approvals;
●	adverse developments concerning our manufacturers;
●	our inability to obtain adequate product supply for any approved product or inability to do so at acceptable prices;
●	our inability to establish collaborations, if needed;
●	our failure to commercialize our product candidates, if approved;
●	additions or departures of key scientific or management personnel;
●	unanticipated serious safety concerns related to the use of ibezapolstat or any other product candidate;
●	introduction of new products or services offered by us or our competitors;
●	announcements of significant acquisitions, strategic partnerships, joint ventures or capital commitments by us or our competitors;
●	our ability to effectively manage our growth;
●	actual or anticipated variations in quarterly operating results;
●	our cash position;
●	our failure to meet the estimates and projections of the investment community or that we may otherwise provide to the public;
●	publication of research reports about us or our industry, or product candidates in particular, or positive or negative recommendations or withdrawal of research coverage by securities analysts;
●	changes in the market valuations of similar companies;
●	changes in the structure of the healthcare payment systems;
●	overall performance of the equity markets;
●	sales of our common stock by us or our stockholders in the future;
●	trading volume of our common stock;
●	changes in accounting practices;
●	ineffectiveness of our internal controls;
●	disputes or other developments relating to proprietary rights, including patents, litigation matters and our ability to obtain patent protection for our technologies;
●	significant lawsuits, including patent or stockholder litigation;
●	general political, economic and market conditions, many of which are beyond our control, such as military conflict between Russia and Ukraine, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and tensions in the Middle East; and
●	other events or factors, many of which are beyond our control.

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

Our officers, directors and their affiliates currently collectively own 327,712 shares of our common stock (on an as-converted basis) or approximately 13% of our outstanding shares of common stock (on an as-converted basis) as of December 31, 2025. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On March 25, 2025, we received a letter from the Listing Qualifications Department (the “Staff”) of The Nasdaq Stock Market LLC (“Nasdaq”) notifying us that we were not in compliance with the minimum stockholders’ equity requirement for continued listing on The Nasdaq Capital Market (the “Notice”) based on the information provided in our Annual Report on Form 10-K for the year ended December 31, 2024. Nasdaq Listing Rule 5550(b)(1) requires that companies listed on The Nasdaq Capital Market with a market value of listed securities of less than $35,000,000 and annual net income of less than $500,000 maintain stockholders’ equity of at least $2,500,000 (the "Stockholders’ Equity Requirement”).

In accordance with Nasdaq rules, we were provided 45 calendar days to submit a plan to regain compliance with the Stockholders’ Equity Requirement (the "Compliance Plan”). We submitted the Compliance Plan on May 9, 2025.

On August 26, 2025, we received a letter from Nasdaq notifying us that we regained compliance with Nasdaq Listing Rule 5550(b)(1).

Also, on February 24, 2025, we received a letter from The Nasdaq Stock Market (“Nasdaq”) notifying us that for the preceding 31 consecutive business days our common stock did not maintain a minimum closing bid price of $1.00 per share as required by Nasdaq Listing Rule 5550(a)(2) (the “Minimum Bid Price Requirement”).

On August 26, 2025, we received a letter from Nasdaq notifying us that we regained compliance with the Minimum Bid Price Requirement.

Should we fail to satisfy additional continued listing requirements, such as the corporate governance requirements, Stockholders’ Equity Requirement, or the Minimum Bid Price Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock, and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with Nasdaq’s listing requirements.

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

•	conduct phishing email awareness training for all employees to enhance awareness and responsiveness to possible threats;
•	conduct annual cybersecurity management and incident training for employees involved in our systems and processes that handle sensitive data; and
•	leverage the NIST incident handling framework to help us identify, protect, detect, respond and recover when there is an actual or potential cybersecurity incident.

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

On a periodic basis, our audit committee receives an update from management of our cybersecurity threat risk management and strategy processes covering topics such as data security posture, results from third-party assessments, progress towards pre-determined risk-mitigation-related goals, our incident response plan, and material cybersecurity threat risks or incidents and developments, as well as the steps management has taken to respond to such risks. In such sessions, our audit committee generally receives materials discussing current cyber risks and threats specific to our organization and industry, progress and status updates on projects aimed at fortifying our information security infrastructure, comprehensive evaluations of our ongoing information security program's effectiveness, and analysis of the evolving cyber threat landscape and its potential implications for our operations and discusses such matters with our Chief Executive Officer. Our audit committee also receives prompt and timely information regarding any cybersecurity incident that meets establishing reporting thresholds, as well as ongoing updates regarding any such incident until it has been addressed.

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

Holders of Our Common Stock

As of March 12, 2026, there were approximately 370 holders of record of shares of our common stock.

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

Recent Sales of Unregistered Equity Securities

The Company granted shares of common stock to certain vendors in the ordinary course of business in exchange for consulting services. The Company granted 47,643 and 17,659 shares of common stock for the years ended December 31, 2025, and 2024, respectively.

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

Our approach is to develop a new class of antibiotic candidates that block the DNA polymerase IIIC (“pol IIIC”). We believe we are developing the first pol IIIC inhibitor to enter clinical trials and have clinically validated the bacterial target by demonstrating the efficacy of our lead antibiotic candidate in a Phase 2a clinical trial. pol IIIC is the primary catalyst for DNA replication of several Gram-positive bacterial cells. Our research and development pipeline includes clinical stage and early-stage antibiotic candidates that target Gram-positive bacteria for oral and/or parenteral treatment of infections caused by Clostridium difficile (“C. difficile”), Enterococcus (including vancomycin-resistant strains (“VRE”)), Staphylococcus (including methicillin-resistant strains), Streptococcus (including antibiotic resistant strains) and B. anthracis (anthrax).

Pol IIIC is required for the replication of DNA in certain Gram-positive bacterial species. By blocking this enzyme, our antibiotic candidates are believed to be bactericidal and inhibit proliferation of several common Gram-positive bacterial pathogens, including both sensitive and resistant C. difficile, methicillin-resistant Staphylococcus aureus (“MRSA”), vancomycin-resistant Enterococcus, penicillin-resistant Streptococcus pneumonia (“PRSP”), B. anthracis (anthrax) and other resistant bacteria.

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

The completed multicenter, open-label single-arm segment (Phase 2a) study was followed by a double-blind, randomized, active-controlled, non-inferiority, segment (Phase 2b) study at 28 U.S. clinical trial sites which together comprise the Phase 2 clinical trial. This Phase 2 clinical trial was designed to evaluate the clinical efficacy of ibezapolstat in the treatment of CDI including pharmacokinetics and microbiome changes from baseline. In the Phase 2a trial segment, 10 patients with diarrhea caused by C. difficile were treated with ibezapolstat 450 mg orally, twice daily for 10 days. All patients were followed for recurrence for 28± two days. Per protocol, after 10 patients of the projected 20 Phase 2a patients completed treatment (100% cured infection at End of Treatment, 10 of 10).

In the Phase 2b trial segment, 32 patients with CDI were enrolled and randomized in a 1:1 ratio to either ibezapolstat 450 mg every 12 hours or vancomycin 125 mg orally every six hours, in each case, for 10 days and followed for 28 ± two days following the end of treatment for recurrence of CDI. The two treatments were identical in appearance, dosing times, and number of capsules administered to maintain the blind. In this Phase 2b trial segment, 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population experienced Clinical Cure (CC) and all 15 of 15 (100%) remained free of C. difficile infection (CDI) recurrence through one month after EOT.

When Phase 2b results are combined with Phase 2a results, the Clinical Cure rate in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Notably, in the combined Phase 2 trial, 100% (25 of 25) of ibezapolstat-treated patients who had Clinical Cure at EOT (End of Treatment) remained cured through one month after EOT, as compared to 86% (12 of 14) for the vancomycin patient group. Ibezapolstat was well-tolerated, with no serious adverse events assessed by the blinded investigator to be drug- related. The Company is confident that based on the pooled Phase 2 ibezapolstat Clinical Cure rate of 96%, Sustained Clinical Cure Rate of 100% and the historical vancomycin Clinical Cure Rate range of 70% to 92% and a Sustained Clinical Cure historical range of 42% to 74%, we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials, in accordance with the applicable FDA Guidance for Industry (October 2022), with favorable differentiation in both Clinical Cure and Sustained Clinical Cure.

In the Phase 2 clinical trial (both trial segments), the Company also evaluated pharmacokinetics (PK) and microbiome changes and tested for anti-recurrence microbiome properties, including the change from baseline in alpha diversity and bacterial abundance, especially overgrowth of healthy gut microbiota Actinobacteria and Firmicute phylum species during and after therapy. Phase 2a data demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, during and after therapy. Very importantly, emerging data show an increased concentration of secondary bile acids during and following ibezapolstat therapy which is known to correlate with colonization resistance against C. difficile. A decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids suggest that ibezapolstat may reduce the likelihood of CDI recurrence when compared to vancomycin. The Company also reported positive extended clinical cure (ECC) data for ibezapolstat (IBZ), its lead antibiotic candidate, from the Company's recently completed Phase 2b clinical trial in patients with CDI. This exploratory endpoint showed that 5 of 5 IBZ patients followed for up to three months following Clinical Cure experienced no recurrence of infection. Furthermore, ibezapolstat-treated patients showed lower concentrations of fecal primary bile acids, and higher beneficial ratio of secondary to primary bile acids than vancomycin-treated patients.

Currently available antibiotics used to treat CDI infections utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate to work by blocking the DNA pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

We also have an early-stage pipeline of antibiotic product candidates with the same previously unexploited mechanism of action which has established proof of concept in animal studies. This pipeline includes ACX-375C, a potential oral and parenteral treatment targeting Gram-positive bacteria, including MRSA, VRE and PRSP and B. anthracis (anthrax).

Pioneering data demonstrates that ibezapolstat has unique selective antibacterial activity in the gut which spares beneficial bile acid-metabolizing bacteria. The favorable gut bile acid profile contributes to ibezapolstat's anti-recurrence effect in patients with C. difficile Infection (CDI). New data presented at IDWeek in October 2025 demonstrated that representative novel compounds from our DNA pol IIIC inhibitor preclinical pipeline provide initial evidence that microbiome selectivity, when compared to the comparator antibiotic, linezolid, may be a class effect.

As of December 31, 2025, we had cash of approximately $7.6 million.

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

As of December 31 2025, we sold 751,397 shares of our common stock under the Purchase Agreement at a weighted-average price of $5.26 per share, raising approximately $4.0 million of gross proceeds and net proceeds of $3.8 million after deducting related fees and expenses. As of March 12, 2026, total sales under the Purchase agreement are approximately $4.9 million out of $12 million.

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

2025 March Registered Direct Offering

On March 6, 2025, we, entered into a Securities Purchase Agreement (the “March Purchase Agreement”) with an institutional investor named therein (the “March Investor”), pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the March Investor (the “March Registered Offering”) (i) 107,500 shares of common stock, par value $0.001 per share (the “Common Stock”), at a purchase price of $8.00 per share and (ii) pre-funded common stock purchase warrants (the “March Pre-Funded Warrants”) to purchase up to 29,750 shares of Common Stock (the “March Pre-Funded Warrant Shares”) at a purchase price of $7.998 per March Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent fees and related offering expenses. As of December 31, 2025, all of the March Pre-Funded Warrants were exercised. We intend to use the net proceeds from the offering for working capital and other general corporate purposes.

The Shares, the March Pre-Funded Warrants and March Pre-Funded Warrant Shares were offered by us pursuant to a registration statement on Form S-3 (File No. 333-265956), which was filed with the Securities and Exchange Commission (the “Commission”) on July 1, 2022 and was declared effective by the Commission on July 11, 2022 (the “Registration Statement”).

In a concurrent private placement (the “March Private Placement” and together with the March Registered Offering, the “March Offering”), we agreed to issue to the Investor series F common warrants (the “Series F Warrants”) to purchase up to an aggregate of 411,750 shares of Common Stock. The Series F Warrants will have an exercise price of $8.00 per share and were exercisable commencing on July 17, 2025 and will expire on July 19, 2027. The Series F Warrants and the shares of our Common Stock issuable upon the exercise of the Series F Warrants are not being registered under the Securities Act of 1933, as amended (the “Securities Act”), were not offered pursuant to the Registration Statement and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

The March Offering closed on March 10, 2025.

2025 January Registered Direct Offering

On January 6, 2025, we entered into a Securities Purchase Agreement (the “January Purchase Agreement”) with certain institutional investors named therein (the “January Investors”), and with each of David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, Jack H. Dean, James Donohue, and Joseph Scodari, each a member of our board of directors (collectively, the “January Affiliate Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the January Investors and to the January Affiliate Investors (the “January Registered Offering”), an aggregate of 123,153 shares of common stock

(consisting of an aggregate of 114,779 shares purchased by the January Investors and an aggregate of 8,374 shares purchased by the January Affiliate Investors), at an offering price of $20.30 per share, for aggregate gross proceeds from the January Registered Offering of approximately $2.5 million, before deducting the placement agent fees and related offering expenses.

The shares were offered by us pursuant to the Registration Statement, which was filed with the Commission on July 1, 2022 and was declared effective by the Commission on July 11, 2022.

In a concurrent private placement (the “January Private Placement” and together with the January Registered Offering, the “January Offering”), we agreed to issue to the January Investors and to the January Affiliate Investors Series E warrants to purchase up to an aggregate of 123,153 shares of common stock (consisting of Series E warrants to purchase up to 114,779 shares of common stock issued to the January Investors and Series E warrants to purchase up to 8,374 shares of common stock issued to the January Affiliate Investors) at an exercise price of $18.00 per share. Each Series E warrant became immediately exercisable upon the issuance date and will expire five years from the initial exercise date. The Series E warrants and the shares of our common stock issuable upon the exercise of the Series E warrants were offered pursuant to the exemption from registration provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

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

Results of Operations

Years Ended December 31, 2025 and 2024

The following table summarizes our results of operations for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,		Percentage
	2025	2024	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,835	$5,404	(66)%
General and Administrative	6,257	8,719	(28)%
TOTAL OPERATING EXPENSES	8,092	14,123	(43)%

OPERATING LOSS	(8,092)	(14,123)	(43)%

OTHER INCOME
Interest Income	125	20	525%

Net Loss	$(7,967)	$(14,103)	(44)%

Research and Development Expenses. Research and development expenses were $1.8 million for the year ended December 31, 2025, and $5.4 million for the year ended December 31, 2024, a decrease of $3.6 million due to a decrease in consulting fees of $2.6 million and manufacturing cost of $1.0 million as the prior year had higher expenses related to Phase 2b and Phase 3 clinical trial preparation costs.

General and Administrative Expenses. General and administrative expenses were $6.3 million for the year ended December 31, 2025, and $8.7 million for the year ended December 31, 2024. General and administrative expenses decreased by $2.4 million primarily due to a $0.4 million decrease in compensation costs, a $1.4 million decrease in share-based compensation costs and a $0.9 million decrease in professional fees, offset by a $0.3 million increase in legal costs.

Net Loss. Net loss was $8.0 million for the year ended December 31, 2025, compared to $14.1 million for the year ended December 31, 2024, a decrease of $6.1 million, primarily due to the reasons stated above.

Liquidity and Capital Resources

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $75.2 million as of December 31, 2025. We have funded our operations primarily from equity issuances. We received net cash proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting the placement agents commission of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting proceeds of approximately $3.5 million after deducting the placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established the ATM Program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commission and other related expenses of $0.4 million. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock. Under the ELOC, we raised net proceeds of approximately $3.8 million after deducting related fees and expenses as of December 31, 2025. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses.

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

As of December 31, 2025, we had working capital of $5.3 million, consisting primarily of $7.6 million of cash, $0.1 million of other receivable and prepaid expenses, offset by $2.4 million of accounts payable and accrued expenses.

Sources of Liquidity

To date, we have financed our operations principally through private placements of equity issuances, the IPO, registered direct offerings, the ATM Program and the equity line of credit purchase agreement.

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

Initial Public Offering

In June 2021, we completed the IPO and issued and sold an aggregate 143,750 shares of common stock, which included 18,750 shares of our common stock issued pursuant to the underwriters’ option to purchase additional shares, at a public offering price of $120 per share, for net cash proceeds of $14.8 million after deducting underwriting discounts and commissions and other offering costs.

Registered Direct Offerings

In July 2022, we completed a registered direct offering and a concurrent private placement, issuing 57,961 shares of common stock and 6,538 pre-funded warrants and Series A warrants to purchase 64,499 shares of common stock and Series B warrants to purchase 64,499 shares of common stock for gross proceeds of approximately $4.2 million.

On May 18, 2023, we completed a registered direct offering and a concurrent private placement, issuing 30,093 shares of common stock, 36,574 pre-funded warrants, Series C warrants to purchase 66,667 shares of common stock and Series D warrants to purchase 66,667 shares of common stock for gross proceeds of approximately $4.0 million.

On January 7, 2025, we completed a registered direct offering and a concurrent private placement, issuing 123,153 shares of common stock and Series E warrants to purchase 123,153 shares of common stock for gross proceeds of approximately $2.5 million.

On March 10, 2025, we completed a registered direct offering and a concurrent private placement, issuing 107,500 shares of common stock, 29,750 pre-funded warrants and Series F warrants to purchase 411,750 shares of common stock for gross proceeds of approximately $1.1 million.

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

Through the ATM Program, we sold a total of 141,516 shares of its common stock under the ATM Program at a weighted-average price of $65.28 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million, after deducting commissions to the sales agents and other ATM Program related expenses. There remains approximately $7.8 million available for future sales of shares of common stock under the Sales Agreement. On January 6, 2025, we suspended the ATM program.

Equity line of credit purchase agreement

On May 8, 2025, we entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million of shares of our common stock.

We sold 751,397 shares of our common stock under the ELOC at a weighted-average price of $5.26 per share, raising $3,953,430 of gross proceeds and net proceeds of $3,808,439 after deducting related fees and expenses for the year ended December 31, 2025.

Cash Flows

The following table sets forth a summary of the net cash flow activity for the years ended December 31, 2025 and 2024:

	Years Ended
	December 31,
	2025	2024

	(in thousands)
Net cash provided by (used in):
Operating activities	$(6,788)	$(10,383)
Financing activities	10,637	6,616
Net increase (decrease) in cash	$3,849	$(3,767)

Operating Activities

Net cash used in operating activities was $6.8 million for the year ended December 31, 2025, primarily attributable to the net loss of $8.0 million, offset by share-based compensation of $1.2 million, share-based payments to vendors of $0.3 million and a decrease of $0.4 million in accounts payable and accrued expenses.

Net cash used in operating activities was $10.4 million for the year ended December 31, 2024, primarily attributable to the net loss of $14.1 million, offset by share-based compensation of $2.6 million, share-based payments to vendors of $0.8 million and an increase of $0.2 million in accounts payable and accrued expenses.

Investing Activities

Net cash provided by investing activities were none for the years ended December 31, 2025 and 2024.

Financing Activities

Net cash provided from financing activities was $10.6 million for the year ended December 31, 2025, which was attributable to the net proceeds from the registered direct offerings in January and March of 2025 of $3.0 million, warrant exercises of $3.8 million and sales related to the equity line of credit purchase agreement of $3.8 million.

Net cash provided from financing activities was $6.6 million for the year ended December 31, 2024, which was attributable to the ATM Program of $6.4 million and $0.2 million of proceeds from the exercise of warrants.

Funding Requirements

We believe that our existing cash will not be sufficient to meet our anticipated cash requirements for at least 12 months from the issuance of our financial statements for the year ended December 31, 2025. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially. We have based this estimate on assumptions that may prove to be wrong, and we could deplete our capital resources sooner than we expect.

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

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised accounting standards, and therefore the guidance will be effective for the Company for fiscal years beginning after December 15, 2025. The amendments are required to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures and currently believes that it will not have a material impact on its disclosures.

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

Our management conducted an assessment of the evaluation of the effectiveness of our internal control over financial reporting as of December 31, 2025 based on the criteria set forth in “Internal Control – Integrated Framework (2013)” issued by the Committee of Sponsoring Organizations of the Treadway Commission.

Based on this assessment, our management concluded that our internal control over financial reporting was effective as of December 31, 2025.

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

Item 9B. Other Information.

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the fourth quarter of 2025.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections.

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Management and Corporate Governance

Our Board of Directors

Our bylaws (the “Bylaws”) and our certificate of incorporation (the “Certificate of Incorporation”), provide that our business is to be managed by or under the direction of our board of directors. Our board of directors is divided into three classes for purposes of election. One class is elected at each annual meeting of stockholders to serve for a three-year term. Our board of directors currently consists of seven (7) members, classified into three (3) classes as follows: (1) Mr. Carl V. Sailer and Mr. Thomas Harrison constitute Class I, with a term ending at the 2025 annual meeting; (2) Mr. David P. Luci and Mr. Jack H. Dean constitute Class II, with a term ending at the 2026 annual meeting; and (3) Mr. Robert J. DeLuccia, Mr. Joseph C. Scodari and Mr. James Donohue constitute Class III, with a term ending at the 2027 annual meeting.

The following table provides information regarding our directors as of March 12, 2026:

Name	Age	Position with the Company
David P. Luci	59	President and Chief Executive Officer, Director
Robert J. DeLuccia	80	Executive Chairman, Director
Carl V. Sailer	56	Director
Thomas Harrison	78	Director
Joseph C. Scodari	73	Director
Jack H. Dean	84	Director
James Donohue	56	Director

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

David P. Luci — President and Chief Executive Officer, Director

Mr. Luci is our co-founder, President and Chief Executive officer and has served as Director since February 2018. Mr. Luci previously served as our Managing Director from February 2018 until June 2021. Previously, Mr. Luci was the President and Chief Executive Officer of Dipexium Pharmaceuticals (Nasdaq: DPRX), a pharmaceutical company focused on antibiotic drug development, from February 2010 until its sale to PLx Pharma Inc. (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. From February 2009 to January 2010, Mr. Luci served as a member of the board of directors of Access, where he also served as Chairman of the Audit Committee and Chairman of the Compensation Committee as well as serving in a consulting capacity following the acquisition of MacroChem. From December 2007 through February 2009, Mr. Luci served as a member of the board of directors and President of MacroChem. Prior to that, Mr. Luci served as Executive Vice President, Chief Financial Officer, General Counsel and Corporate Secretary of Bioenvision, Inc. (or Bioenvision), an international biopharmaceutical company focused upon the development, marketing and commercialization of oncology products and product candidates. Mr. Luci began his career with Ernst & Whinney LLP (now Ernst &Young LLP) in New York as a certified public accountant working in the Healthcare Practice Group. He later practiced corporate law at Paul Hastings LLP in New York, where his practice encompassed all aspects of public and private mergers and acquisitions, corporate finance, restructurings and private equity transactions, with a core focus in the healthcare industry. Mr. Luci graduated from Bucknell University with a Bachelor of Science in Business Administration with a concentration in Accounting and graduated from Albany Law School of Union University where he served as Managing Editor of the Journal of Science & Technology. Mr. Luci became a certified public accountant in the State of Pennsylvania in 1990 (inactive) and is a member of the New York State Bar Association. Mr. Luci was selected to serve on our board of directors because of his extensive experience in the pharmaceutical industry. Mr. Luci also serves as Chairman of Digital Prime Technologies, a non-public technology-based company.

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

Carl V. Sailer — Director

Mr. Sailer has served as our director since October 2018. Since May 2019, Mr. Sailer has served as VP, Global Account Lead for Syneos Health. Previously, Mr. Sailer served as VP, Sales and Marketing for Emisphere Technologies from October 2012 until March 2019, Vice President of Commercial Operations at New American Therapeutics from August 2010 to September 2012, and VP, Commercial Operations Akrimax Pharmaceuticals from May 2008 to July 2010. Mr. Sailer started his career in various sales, marketing and sales management roles in the pharmaceutical and consumer products divisions of Bristol-Myers Squibb and Bayer Healthcare. Mr. Sailer has over 25 years of experience as a commercial leader in the biopharmaceutical industry. Mr. Sailer earned a Master of Business Administration from Hofstra University and a Bachelor of Science in Marketing from Seton Hall University, where he currently serves on the Advisory Board of the Market Research Center at the Stillman School of Business. Mr. Sailer was selected to serve on our board of directors because of his extensive experience in the pharmaceutical and consumer goods industries.

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

Committees of our Board of Directors and Meetings

Meeting Attendance

During the fiscal year ended December 31, 2025, there were thirteen meetings of our board of directors, and the various committees of our board of directors met a total of seven times. No director attended fewer than 75% of the total number of meetings of our board of directors and of committees of our board of directors on which he or she served during the fiscal year ended December 31, 2025. Our board of directors has adopted a policy under which each member of our board of directors makes every effort to attend each annual meeting of our stockholders.

Audit Committee

Our Audit Committee met four times during the year ended December 31, 2025. This committee currently has three members, James Donohue (Chair), Joseph C. Scodari and Thomas Harrison. Our Audit Committee’s role and responsibilities are set forth in the Audit Committee’s written charter and include the authority to retain and terminate the services of our independent registered public accounting firm. In addition, the Audit Committee reviews annual financial statements, considers matters relating to accounting policy and internal controls and reviews the scope of annual audits. All members of the Audit Committee satisfy the current independence standards promulgated by the SEC and by The Nasdaq Stock Market, as such standards apply specifically to members of audit committees. Our board of directors has determined that each of James Donohue, Joseph C. Scodari and Thomas Harrison is an “audit committee financial expert,” as the SEC has defined that term in Item 407 of Regulation S-K.

A copy of the Audit Committee’s written charter is publicly available on our website at www.acurxpharma.com.

Compensation Committee

Our Compensation Committee met three times during the year ended December 31, 2025. This committee currently has three members, Joseph C. Scodari (Chair), Thomas Harrison and Carl V. Sailer. Our Compensation Committee’s role and responsibilities are set forth in the Compensation Committee’s written charter and includes reviewing, approving and making recommendations regarding our compensation policies, practices and procedures to ensure that legal and fiduciary responsibilities of our board of directors are carried out and that such policies, practices and procedures contribute to our success. Our Compensation Committee also administers our 2021 Equity Incentive Plan. The Compensation Committee is responsible for the determination of the compensation of our chief executive officer and shall conduct its decision making process with respect to that issue without the chief executive officer present. All members of the Compensation Committee qualify as independent under the definition promulgated by The Nasdaq Stock Market.

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

The Compensation Committee’s independent compensation consultant during fiscal year 2025 was Pearl Meyer & Partners, LLC (“Pearl Meyer”). Pearl Meyer was engaged by, and reported directly to, the Compensation Committee, which has the sole authority to hire or fire Pearl Meyer and to approve fee arrangements for work performed. Pearl Meyer assisted the Compensation Committee in fulfilling its responsibilities under its charter, including advising on proposed compensation packages for executive officers, compensation program design and market practices generally. The Compensation Committee has authorized Pearl Meyer to interact with management on behalf of the Compensation Committee, as needed in connection with advising the Compensation Committee, and Pearl Meyer is included in discussions with management and, when applicable, the Compensation Committee’s outside legal counsel on matters being brought to the Compensation Committee for consideration. The Compensation Committee consulted with Pearl Meyer in connection with its evaluation of 2025 year-end compensation.

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

David P. Luci — President and Chief Executive Officer, Director

For biographical information for David P. Luci, age 59, see “Our Board of Directors  — David P. Luci” above.

Robert J. DeLuccia — Executive Chairman, Director

For biographical information for Robert J. DeLuccia, age 80, see “Our Board of Directors  — Robert J. DeLuccia” above.

Robert Shawah — Chief Financial Officer

Mr. Shawah, age 59, has served as our Chief Financial Officer since June 2021. Mr. Shawah previously served as our Chief Accounting Officer and Vice President of Finance from February 2018 to June 2021. Previously, Mr. Shawah served as Chief Accounting Officer of Dipexium Pharmaceuticals, Inc. (Nasdaq: DPRX) from 2014 until when Dipexium Pharmaceuticals was sold to PLX Pharma (Nasdaq: PLXP) in a merger valued at $69.0 million in April 2017. Further, Mr. Shawah has served as Vice President of Baldwin Pearson & Co, Inc., a commercial real estate firm. From August 2018 to December 2018, Mr. Shawah served as a director for Ameri100, a software integration company. Mr. Shawah graduated from Bucknell University with a degree as a Bachelor of Science in Business Administration with a concentration in Accounting.

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

Item 11. Executive Compensation.

Summary Compensation Table

The following table contains information concerning the compensation during each of the two years ended December 31, 2025 and 2024 to persons covered by Item 402(m)(2) of Regulation S-K (the “named executive officers”).

						Non-equity	Nonqualified
						incentive	deferred
				Stock	Option	plan	compensation	All other
		Salary	Bonus	awards	awards	compensation	earnings	compensation	Total
Name and principal position	Year	($)	($)	($)	($)	($)	($)	($)(1)	($)
David P. Luci (2)	2025	550,000	—	—	—	—	154,000	25,385	729,385
President and Chief Executive Officer	2024	537,508	249,375	—	—	—	644,500	—	1,431,383
Robert J. DeLuccia (3)	2025	550,000	—	—	—	—	154,000	67,727	771,727
Executive Chairman	2024	539,172	254,625	—	—	—	644,500	25,133	1,463,430
Robert G. Shawah (4)	2025	400,000	—	—	—	—	89,628	13,854	503,482
Chief Financial Officer	2024	395,840	137,813	—	—	—	373,810	—	907,463

(1) Other compensation includes payments for healthcare insurance premiums for Mr. DeLuccia and payments for accrued but unused vacation time for Mr. Luci, Mr. DeLuccia and Mr. Shawah.

(2) Mr. Luci’s base annual salary was $550,000 for the year ended December 31, 2025. In 2025, Mr. Luci received a stock option grant in settlement of his previously accrued 2024 bonus with an exercise price of $15.96 per share. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 12, 2026.

(3) Mr. DeLuccia’s base salary was $550,000 for the year ended December 31, 2025. In 2025, Mr. DeLuccia received a stock option grant in settlement of his previously accrued 2024 bonus with an exercise price of $15.96 per share. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 12, 2026.

(4) Mr. Shawah’s base salary was $400,000 for the year ended December 31, 2025. In 2025, Mr. Shawah received a stock option grant in settlement of his previously accrued 2024 bonus with an exercise price of $15.96 per share. The options were valued using the Black Scholes option valuation model. The options had no intrinsic value at March 12, 2026.

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

Robert J. DeLuccia, Executive Chairman of the Board and Director

Mr. DeLuccia entered into an employment agreement with us, dated February 5, 2018, and an amended employment agreement dated January 12, 2021. Mr. DeLuccia entered into an Amended and Restated Employment Agreement, dated May 25, 2021, and effective June 29, 2021 (the “DeLuccia Amended and Restated Employment Agreement”). The DeLuccia Amended and Restated Employment Agreement provides for a base salary of $450,000 per year and a potential incentive award bonus of up to 40% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis (which amount shall be fixed for the first 12 months of the term). Effective January 13, 2022, Mr. DeLuccia’s base salary was increased to $475,000 and his annual performance bonus increased to up to 45% percent of his base salary. Effective February 13, 2023, Mr. DeLuccia’s salary was increased to $485,000 and his annual bonus target was increased to up to 50% percent of his salary. Effective March 1, 2024, Mr. DeLuccia’s salary was increased to $550,000. Mr. DeLuccia’s employment agreement provides for the grant of an initial stock option award equal to 25,000 shares of common stock, 25% of which vested on the closing date of our IPO and 75% of which vest pro rata on a monthly basis for 36 months thereafter, subject to accelerated vesting under certain circumstances. The options will have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years from the date of grant. Mr. DeLuccia also earned a one-time bonus of $60,000 upon the closing of our IPO.

David P. Luci, President and Chief Executive Officer, Director

Mr. Luci entered into an employment agreement with us, dated February 5, 2018, and an amended employment agreement dated January 12, 2021. Mr. Luci entered into an Amended and Restated Employment Agreement, dated as of May 25, 2021, and effective June 29, 2021 (the “Luci Amended and Restated Employment Agreement”). The Luci Amended and Restated Employment Agreement provides for a base salary of $450,000 per year and a potential incentive award bonus of up to 40% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis (which amount shall be fixed for the first 12 months of the term). Effective January 13, 2022, Mr. Luci’s base salary was increased to $475,000 and his annual performance bonus increased to up to 45% percent of his base salary. Effective February 13, 2023, the annual bonus target was increased to up to 50% percent of his salary. Effective March 1, 2024, Mr. Luci’s salary was increased to $550,000. Mr. Luci’s employment agreement provides for the grant of an initial stock option award equal to 25,000 shares of common stock, 25% of which vested on the closing date of our IPO and 75% of which vest pro rata on a monthly basis for 36 months thereafter, subject to accelerated vesting under certain circumstances. The options will have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years from the date of grant. Mr. Luci also earned a one-time bonus of $60,000 upon the closing of our IPO.

Robert Shawah, Chief Financial Officer

Mr. Shawah entered into an employee offer letter with us, dated June 1, 2018, and an amended offer letter, dated January 2, 2019, and the second amended offer letter dated January 12, 2021. In addition, we and Mr. Shawah entered into the Amended and Restated Employment Agreement, dated May 25, 2021, and effective June 29, 2021 (the “Shawah Amended and Restated Employment Agreement”). The Shawah Amended and Restated Employment Agreement provides for a base salary of $250,000 per year and a potential incentive award bonus of up to 30% (or a higher or lower amount if so determined by the Board) of his base salary on an annualized basis. Effective January 13, 2022, Mr. Shawah’s base salary was increased to $300,000 and his annual performance bonus increased to up to 35% percent of his base salary. Effective February 13, 2023, Mr. Shawah’s salary was increased to $375,000. Effective March 1, 2024, Mr. Shawah’s salary was increased to $400,000 with a 40% bonus target. Mr. Shawah’s employment agreement provides for the grant of an initial stock option award equal to 10,000 shares of common stock, 25% of which vested on the closing date of our IPO and 75% of which vest pro rata on a monthly basis for 36 months thereafter, subject to accelerated vesting under certain circumstances. The options will have an exercise price equal to the fair market value of our common stock on the date of grant with a term of ten years from the date of grant. Mr. Shawah also earned a one-time bonus of $25,000 upon the closing of our IPO.

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

Outstanding Equity Awards at 2025 Fiscal Year-End

The following table shows grants of stock options and grants of unvested stock awards outstanding on the last day of the fiscal year ended December 31, 2025, to each of the executive officers named in the Summary Compensation Table.

Outstanding Equity Awards at Fiscal Year-End

			Option Awards				Stock Awards
									Equity
									Incentive
								Equity	Plan
								Incentive	Awards:
								Plan	Market or
			Equity					Awards:	Payout
			Incentive					Number of	Value of
			95288				Market	Unearned	Unearned
			Awards:			Number	Value of	Shares,	Shares,
	Number of	Number of	Number of			of Shares	Shares or	Units or	Units or
	Securities	Securities	Securities			or Units	Units of	Other	Other
	Underlying	Underlying	Underlying			of Stock	Stock	Rights	Rights
	Unexercised	Unexercised	Unexercised	Option		that have	that have	that have	that have
	Options	Options	Unearned	Exercise	Option	not	not	not	not
	Exercisable	Unexercisable	Options	Price	Expiration	Vested	Vested	Vested	Vested
Name and Principal Position	(#)	(#)	(#)	($)	Date	(#)	($)	(#)	($)
David P. Luci	17,500	—	—	125.20	June 2031	—	—	—	—
President and Chief Executive Officer(1)	25,000	—	—	123.60	July 2031	—	—	—	—
	6,139	361	—	68.20	Feb 2033	—	—	—	—
	7,639	4,861	—	63.00	Feb 2034	—	—	—	—
	12,500	—	—	15.96	Feb 2035	—	—	—	—
Robert J. DeLuccia	17,500	—	—	125.20	June 2031	—	—	—	—
Executive Chairman(2)	25,000	—	—	123.60	July 2031	—	—	—	—
	6,139	361	—	68.20	Feb 2033	—	—	—	—
	7,639	4,861	—	63.00	Feb 2034	—	—	—	—
	12,500	—	—	15.96	Feb 2035	—	—	—	—
Robert G. Shawah	3,500	—	—	125.20	June 2031	—	—	—	—
Chief Financial Officer(3)	10,000	—	—	123.60	July 2031	—	—	—	—
	3,542	208	—	68.20	Feb 2033	—	—	—	—
	4,431	2,819	—	63.00	Feb 2034	—	—	—	—
	7,275	—	—	15.96	Feb 2035	—	—	—	—

(1) On June 29, 2021 (the “June Grant Date”), Mr. Luci was granted stock options to purchase 17,500 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On July 1, 2021 (the “July Grant Date”), Mr. Luci was granted stock options to purchase 25,000 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. Luci was granted stock options to purchase 6,500 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026. On February 23, 2024, (the “February Grant Date”), Mr. Luci was granted stock options to purchase 12,500 shares of common stock in connection with his service as President and Chief Executive Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 23, 2027. On February 5, 2025, (the “February Grant Date”), Mr. Luci was granted stock options to purchase 12,500 shares of common stock in lieu of cash bonus payment, and the options were fully vested and exercisable on the grant date.

(2) On the June Grant Date, Mr. DeLuccia was granted stock options to purchase 17,500 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On the July Grant Date, the Mr. DeLuccia was granted stock options to purchase 25,000 shares of common stock in connection with his service as the Executive Chairman pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. DeLuccia was granted stock options to purchase 6,500 shares of common stock in connection with his service as Executive Chairman pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026. On February 23, 2024, (the “February Grant Date”), Mr. DeLuccia was granted stock options to purchase 12,500 shares of common stock in connection with his service as Executive Chairman pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 23, 2027. On February 5, 2025, (the “February Grant Date”), Mr. DeLuccia was granted stock options to purchase 12,500 shares of common stock in lieu of cash bonus payment, and the options were fully vested and exercisable on the grant date.

(3) On the June Grant Date, Mr. Shawah was granted stock options to purchase 3,500 shares of common stock. 40% of the stock options granted became vested and exercisable on the June Grant Date, and 60% of the stock options shall become vested and exercisable as of each monthly anniversary from the June Grant Date, such that all stock options shall be fully vested and exercisable by June 29, 2024. On the July Grant Date, Mr. Shawah was granted stock options to purchase 10,000 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement. 25% of the stock options granted became vested and exercisable on the July Grant Date, and 75% of the stock options shall become vested and exercisable as of each monthly anniversary from the July Grant Date, such that all stock options shall be fully vested and exercisable by July 1, 2024. On February 13, 2023, (the “February Grant Date”), Mr. Shawah was granted stock options to purchase 3,750 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 13, 2026. On February 23, 2024, (the “February Grant Date”), Mr. Shawah was granted stock options to purchase 7,250 shares of common stock in connection with his service as Chief Financial Officer pursuant to his employment agreement, and such stock options shall become vested and exercisable pro-rata on a monthly basis over 36 months, such that all stock options shall be fully vested and exercisable by February 23, 2027. On February 5, 2025, (the “February Grant Date”), Mr. Shawah was granted stock options to purchase 7,275 shares of common stock in lieu of cash bonus payment, and the options were fully vested and exercisable on the grant date.

Director Compensation

The following table shows the total compensation paid or accrued during the fiscal year ended December 31, 2025, to each of our non-employee directors. Directors who are employed by us are not compensated for their service on our board of directors.

	Fees				Nonqualified
	Earned or			Non-Equity	Deferred
	Paid in	Stock	Option	Incentive Plan	Compensation	All Other
	Cash	Awards	Awards	Compensation	Earnings	Compensation	Total
Name	($)	($)	($)	($)	($)	($)	($)
Carl V. Sailer(1)	45,000	—	—	—	—	—	45,000
Jack H. Dean(2)	40,000	—	—	—	—	—	40,000
Joseph C. Scodari(3)	57,500	—	—	—	—	—	57,500
Thomas Harrison(4)	52,500	—	—	—	—	—	52,500
James Donohue(5)	55,000	—	—	—	—	—	55,000

(1) Mr. Sailer had 3,600 option awards outstanding at December 31, 2025.

(2) Mr. Dean had 3,600 option awards outstanding at December 31, 2025.

(3) Mr. Scodari had 3,600 option awards outstanding at December 31, 2025.

(4) Mr. Harrison had 3,600 option awards outstanding at December 31, 2025.

(5) Mr. Donohue had 3,600 option awards outstanding at December 31, 2025.

During the fiscal year ended December 31, 2025, we paid an annual cash retainer of $40,000 to each independent director for their service on our board of directors. In addition to the annual retainer, the chairpersons of the Audit Committee and Compensation Committee are entitled to an additional cash retainer of $15,000 and $10,000 per year, respectively. Non-chair members of the Audit Committee and Compensation Committee are entitled to an additional cash retainer of $7,500 and $5,000 per year, respectively.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth certain information with respect to the beneficial ownership of our common stock as of March 12, 2026, for (a) the executive officers named herein, (b) each of our directors, (c) all of our current directors and executive officers as a group and (d) each stockholder known by us to own beneficially more than 5% of our common stock. Beneficial ownership is determined in accordance with the rules of the SEC and includes voting or investment power with respect to the securities. We deem shares of common stock that may be acquired by an individual or group within 60 days of March 12, 2026, pursuant to the exercise of options or warrants to be outstanding for the purpose of computing the percentage ownership of such individual or group, but those shares are not deemed to be outstanding for the purpose of computing the percentage ownership of any other person shown in the table. Except as indicated in footnotes to this table, we believe that the stockholders named in this table have sole voting and investment power with respect to all shares of common stock shown to be beneficially owned by them based on information provided to us by these stockholders. Percentage of ownership is based on 2,855,025 shares of common stock outstanding on March 12, 2026.

	Shares Beneficially Owned
Name of Beneficial Owner	Number	Percent
Named Executive Officers and Directors
David P. Luci(1)	132,198	4.5%
Robert G. Shawah(2)	39,252	1.4%
Robert J. DeLuccia(3)	125,878	4.3%
Joseph C. Scodari(4)	6,217	*
Jack H. Dean(5)	5,720	*
Thomas Harrison(6)	3,677	*
Carl Sailer(7)	13,761	*
James Donohue(8)	5,523	*
All directors and current executive officers as a group (eight (8) persons)	332,226	11.0%

* Represents beneficial ownership of less than 1% of the outstanding shares of our common stock.

(1) Consists of 57,377 shares of our common stock, 4,294 shares of our common stock underlying warrants to purchase shares of our common stock and 70,528 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026, held of record by Mr. Luci.

(2) Consists of 9,460 shares of our common stock, 31 shares of our common stock underlying warrants to purchase shares of our common stock and 29,761 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026, held of record by Mr. Shawah.

(3) Consists of 50,702 shares of our common stock, 4,648 shares of our common stock underlying warrants to purchase shares of our common stock and 70,528 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026, held of record by Mr. DeLuccia.

(4) Consists of 1,385 shares of our common stock, 1,232 shares of our common stock underlying warrants to purchase shares of our common stock and 3,600 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026.

(5) Consists of 1,377 shares of our common stock, 743 shares of our common stock underlying warrants to purchase shares of our common stock and 3,600 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026, held by Dr. Dean and the Dean Family Trust.

(6) Consists of 77 shares of our common stock and 3,600 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026, held of record by Mr. Harrison.

(7) Consists of 7,109 shares of our common stock, and 3,052 shares of our common stock underlying warrants to purchase shares of our common stock and 3,600 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026, held of record by Mr. Sailer.

(8) Consists of 1,118 shares of our common stock, 805 shares of our common stock underlying warrants to purchase shares of our common stock and 3,600 shares of our common stock issuable upon exercise of stock options within 60 days of March 12, 2026.

Equity Compensation Plan Information

The following table provides certain aggregate information with respect to all of the Company’s equity compensation plans in effect as of December 31, 2025.

	(a)		(b)	(c)
Number of
securities
remaining
available for
future
	Number of			issuance
	securities to		Weighted	under
	be issued		average	equity
	upon		exercise	compensation
	exercise of		price of	plans
	outstanding		outstanding	(excluding
	options,		options,	securities
	warrants		warrants	reflected in
	and rights		and rights	column (a)(2)
Equity compensation plan approved by security holders(1)(3)	331,807	(1)	$80.53	133,872	(2)
Equity compensation plan not approved by security holders	—		—	—
Total	331,807	(1)	$80.53	133,872	(2)

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

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Certain Relationships and Related Person Transactions

Our Audit Committee Charter requires all future transactions between us and any director, executive officer, holder of 5% or more of any class of our capital stock or any member of the immediate family of, or entities affiliated with, any of them, or any other related persons, as defined in Item 404 of Regulation S-K, or their affiliates, in which the amount involved is equal to or greater than $120,000, be approved in advance by our Audit Committee. Any request for such a transaction must first be presented to our Audit Committee for review, consideration and approval. In approving or rejecting any such proposal, our Audit Committee is to consider all available information deemed relevant by the Audit Committee, including, but not limited to, the extent of the related person’s interest in the transaction and whether the transaction is on terms no less favorable to us than terms we could have generally obtained from an unaffiliated third party under the same or similar circumstances. Since the beginning of our last fiscal year and during the fiscal years ended December 31, 2025 and 2024, we have engaged in the following transactions:

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

Participation in Our January 2025 Registered Direct Offering

On January 6, 2025, we entered into the Purchase Agreement with the institutional investors, and with each of David P. Luci, our President and Chief Executive Officer, Robert J. DeLuccia, our Executive Chairman, Carl V. Sailer, Jack H. Dean, James Donohue, and Joseph Scodari, each members of our Board of Directors pursuant to which we issued and sold to the affiliate investors (i) an aggregate of 8,374 shares of common stock in a registered direct offering and (ii) the affiliate warrants at an exercise price of $18 per share in a concurrent private placement. Each share of common stock was sold at a purchase price of $20.30 per share.

Director Independence

Please see “Management and Corporate Governance” under Item 10 above.

Item 14. Principal Accounting Fees and Services.

The following table presents fees for professional audit services rendered by CohnReznick LLP for the audit of the Company’s annual financial statements for the years ended December 31, 2025, and December 31, 2024 and fees billed for other services rendered by CohnReznick LLP during those periods.

	2025	2024
Audit fees:(1)	$185,450	$184,425
Audit related fees:(2)	58,925	32,700
	$244,375	$217,125

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

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The financial statements filed as part of this Form 10-K are listed in the Index to Financial Statements. Certain schedules are omitted because they are not applicable, or not required, or because the required information is included in the financial statements or notes thereto. The Exhibits are listed in Item 15(b) below.
(b)	Exhibit Index.
Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
3.1	Certificate of Incorporation of Acurx Pharmaceuticals, Inc.		10-K	03/15/24	001-40536
3.2	Certificate of Amendment No. 1 to the Certificate of Incorporation of Acurx Pharmaceuticals, Inc.		8-K	07/31/2025	001-40536
3.3	Certificate of Amendment No. 2 to the Certificate of Incorporation of Acurx Pharmaceuticals, Inc.		8-K	09/22/2025	001-40536
3.4	Bylaws of Acurx Pharmaceuticals, Inc.		S-1	05/27/21	333-256516
4.1	Form of Common Stock Certificate.		S-1	05/27/21	333-256516
4.2	Form of Series A Warrant.		8-K	07/25/22	001-40536
4.3	Form of Placement Agent Warrant.		8-K	07/25/22	001-40536
4.4	Form of Series E Warrant		8-K	01/07/25	001-40536
4.5	Form of January 2025 Wainwright Warrant		8-K	01/07/25	001-40536
4.6	Form of Series F Warrant		8-K	03/10/25	001-40536
4.7	Form of March 2025 Wainwright Warrant		8-K	03/10/25	001-40536
4.8	Form of G-1 Warrant.		8-K	6/20/25	001-40536
4.9	Form of G-2 Warrant.		8-K	6/20/25	001-40536
4.10	Form of June 2025 Wainwright Warrant.		8-K	6/20/25	001-40536
4.11	Description of Securities.	X
10.1	Form of Indemnification Agreement.		S-1	05/27/21	333-256516
10.2	Form of Warrant.		S-1	05/27/21	333-256516
10.3	Form of Common Stock Purchase Warrant.		S-1	05/27/21	333-256516
10.4	Form of Securities Purchase Agreement.		8-K	07/25/22	001-40536
10.5	Form of Investor Rights Agreement, by and between the Registrant and certain purchasers.		S-1	05/27/21	333-256516
10.6.1+	Acurx Pharmaceuticals, Inc. 2021 Equity Incentive Plan.		S-1	05/27/21	333-256516
10.6.2+	Form of Stock Option Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.6.3+	Form of Restricted Stock Agreement under the 2021 Equity Incentive Plan.		S-8	07/19/21	333-258026
10.6.4+	Form of Recapitalization Exchange Option Agreement.		S-8	07/19/21	333-258026
10.7+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert J. DeLuccia, dated May 25, 2021.		S-1	05/27/21	333-256516
10.8+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and David P. Luci, dated May 25, 2021.		S-1	05/27/21	333-256516
10.9+	Amended and Restated Employment Agreement, by and between Acurx Pharmaceuticals, Inc. and Robert Shawah, dated May 25, 2021.		S-1	05/27/21	333-256516
10.10	Master Clinical Services Agreement, dated October 11, 2019, by and between Acurx Pharmaceuticals, Inc. and Syneos Health, LLC.		S-1	05/27/21	333-256516
10.11	Asset Purchase Agreement, dated February 5, 2018, by and between Acurx Pharmaceuticals, Inc. and GLSynthesis Inc.		S-1	05/27/21	333-256516
10.12	Form of Securities Purchase Agreement, dated as of May 16, 2023, by and between Acurx. Pharmaceuticals, Inc. and the investor		10-Q	08/11/23	001-40536
10.13	Form of Warrant Amendment Agreement, dated as of May 16, 2023, by and between Acurx. Pharmaceuticals, Inc. and the investor		8-K	05/17/23	001-40536
10.14	Sales Agreement, dated as of November 15, 2023, between Acurx Pharmaceuticals, Inc. and A.G.P/Alliance Global Partners.		8-K	11/15/23	001-40536
10.15	Form of Securities Purchase Agreement, dated as of January 6, 2025, by and among Acurx Pharmaceuticals, Inc. and the purchasers party thereto.		8-K	01/07/25	001-40536
10.16	Form of Securities Purchase Agreement, dated as of March 6, 2025, by and between Acurx Pharmaceuticals, Inc. and the purchaser party thereto.		8-K	03/10/25	001-40536

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
10.17	Purchase Agreement, dated as of May 8, 2025, between Acurx Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.		8-K	5/08/25	001-40536
10.18	Registration Rights Agreement, dated as of May 8, 2025, between Acurx Pharmaceuticals, Inc. and Lincoln Park Capital Fund, LLC.		8-K	5/08/25	001-40536
10.19	Form of Letter Agreement		8-K	6/20/25	001-40536
19.1	Acurx Pharmaceuticals, Inc. Insider Trading Policy.		10-K	3/17/25	001-40536
21.1	Subsidiaries.	X
23.1	Consent of CohnReznick LLP.	X
31.1	Certification of the Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of the Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification of Principal Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
97.1	Acurx Pharmaceuticals, Inc. Clawback Policy.		10-K	03/15/24	001-40536
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document	X
101.SCH	Inline XBRL Taxonomy Extension Schema Document.	X
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document.	X
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document.	X
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document.	X
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document.	X

Exhibit Number	Exhibit Description	Filed Herewith	Incorporated by Reference herein from Form or Schedule	Filing Date	SEC File/ Registration Number
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit).	X
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

ACURX PHARMACEUTICALS, INC.
Date: March 12, 2026	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Signature	Title	Date

/s/ David P. Luci	President, Chief Executive Officer and Director	March 12, 2026
David P. Luci	(Principal Executive Officer)

/s/ Robert G. Shawah	Chief Financial Officer	March 12, 2026
Robert G. Shawah	(Principal Accounting Officer and Principal Financial Officer)

/s/ Robert J. DeLuccia	Executive Chairman	March 12, 2026
Robert J. DeLuccia

/s/ Carl V. Sailer	Director	March 12, 2026
Carl V. Sailer

/s/ Joseph C. Scodari	Director	March 12, 2026
Joseph C. Scodari

/s/ Thomas Harrison	Director	March 12, 2026
Thomas Harrison

/s/ Jack H. Dean	Director	March 12, 2026
Jack H. Dean

/s/ James Donohue	Director	March 12, 2026
James Donohue

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Shareholders

Acurx Pharmaceuticals, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Acurx Pharmaceuticals, Inc. (the “Company”) as of December 31, 2025 and 2024, and the related statements of operations, changes in shareholders’ equity and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2025 and 2024 and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

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

/s/ CohnReznick LLP

Parsippany, New Jersey

March 12, 2026

ACURX PHARMACEUTICALS, INC.

BALANCE SHEETS

AS OF DECEMBER 31, 2025 and 2024

	December 31,	December 31,
	2025	2024

ASSETS

CURRENT ASSETS
Cash	$7,556,100	$3,706,713
Other Receivable	48,417	51,127
Prepaid Expenses	85,018	100,123
TOTAL ASSETS	$7,689,535	$3,857,963

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,420,943	$3,242,842
TOTAL CURRENT LIABILITIES	2,420,943	3,242,842

TOTAL LIABILITIES	2,420,943	3,242,842

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock; $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at December 31, 2025 and 2024	—	—
Common Stock; $0.001 par value, 250,000,000 shares authorized, 2,348,113 shares issued and outstanding at December 31, 2025 and 200,000,000 shares authorized, 851,534 shares issued and outstanding at December 31, 2024	2,348	852
Additional Paid-In Capital	80,554,738	67,936,225
Accumulated Deficit	(75,288,494)	(67,321,956)

TOTAL SHAREHOLDERS’ EQUITY	5,268,592	615,121

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$7,689,535	$3,857,963

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF OPERATIONS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended
	December 31,
	2025	2024

OPERATING EXPENSES
Research and Development	$1,834,506	$5,403,836
General and Administrative	6,257,477	8,719,391

TOTAL OPERATING EXPENSES	8,091,983	14,123,227

OPERATING LOSS	(8,091,983)	(14,123,227)

OTHER INCOME
Interest Income	125,445	20,124

NET LOSS	$(7,966,538)	$(14,103,103)

LOSS PER SHARE
Basic and diluted net loss per common share	$(5.32)	$(17.45)

Weighted average common shares outstanding, basic and diluted	1,498,793	808,168

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity
Balance at January 1, 2024	723,411	$723	$57,884,815	$(53,218,853)	$4,666,685
Share-Based Compensation	—	—	2,601,903	—	2,601,903
Share-Based Payments to Vendors	17,659	18	833,662	—	833,680
Issuance of shares of common stock in At-the-Market sales agreement, net of $209,305 cash issuance costs	107,504	108	6,405,649	—	6,405,757
Warrant Exercise	2,960	3	210,196	—	210,199
Net Loss	—	—	—	(14,103,103)	(14,103,103)
Balance at December 31, 2024	851,534	$852	$67,936,225	$(67,321,956)	$615,121
Reverse Stock Split fractional share adjustment	(167)	—	(1,040)	—	(1,040)
Share-Based Compensation	—	—	1,247,401	—	1,247,401
Share-Based Compensation to settle accrued compensation	—	—	413,120	—	413,120
Share-Based Payments to Vendors	47,643	48	322,271	—	322,319
Issuance of shares of common stock in January Registered Direct Offering, net of $400,750 cash issuance costs	123,153	123	2,099,130	—	2,099,253
Issuance of shares of common stock and pre-funded warrants in March Registered Direct Offering, net of $208,580 cash issuance costs	107,500	107	889,313	—	889,420
Pre-funded Warrant Exercise	29,750	30	(30)	—	—
Issuance of shares of common stock related to equity line of credit purchase agreement, net of $144,991 cash issuance costs	796,360	796	3,807,643	—	3,808,439
Issuance of shares of common stock related to warrant inducement, net of $186,708 cash issuance costs	222,272	222	2,480,331	—	2,480,553
Warrant Exercise	170,068	170	1,360,374	—	1,360,544
Net Loss	—	—	—	(7,966,538)	(7,966,538)
Balance at December 31, 2025	2,348,113	$2,348	$80,554,738	$(75,288,494)	$5,268,592

See accompanying notes to financial statements.

ACURX PHARMACEUTICALS, INC.

STATEMENTS OF CASH FLOWS

YEARS ENDED DECEMBER 31, 2025 AND 2024

	Years Ended
	December 31,
	2025	2024

Cash Flow from Operating Activities:
Net Loss	$(7,966,538)	$(14,103,103)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	1,247,401	2,601,903
Share-Based Payments to Vendors	322,319	833,680
(Increase)/Decrease in:
Other Receivable	2,710	78,032
Prepaid Expenses	15,105	5,653
Accounts Payable and Accrued Expenses	(408,779)	200,404
Net Cash Used in Operating Activities	(6,787,782)	(10,383,431)

Cash Flow from Financing Activities:
Reverse Stock Split fractional share adjustment	(1,040)	—
Proceeds from Warrant Inducement, net of issuance costs	2,480,553	—
Proceeds from Warrant Exercise	1,360,544	210,199
Proceeds from issuance of common stock in connection with equity line of credit purchase agreement, net of issuance costs	3,808,439	—
Proceeds from 2025 March Registered Direct Offering, net of issuance costs	889,420	—
Proceeds from 2025 January Registered Direct Offering, net of issuance costs	2,099,253	—
Proceeds from At-the-Market Offering, net of issuance costs	—	6,405,757
Net Cash Provided by Financing Activities	10,637,169	6,615,956
Net Increase/(Decrease) in Cash	3,849,387	(3,767,475)
Cash at Beginning of Year	3,706,713	7,474,188
Cash at End of Year	$7,556,100	$3,706,713

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Share-Based Compensation to settle accrued compensation (Note 5)	$413,120	$—

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2025 Equity Line of Credit Purchase Agreement costs (Commitment shares)(Note 4)	$360,000	$—
2025 Warrant Inducement Financing costs (Note 4)	$4,636,869	$—
2025 January Registered Direct Offering costs (Note 4)	$85,419	$—
2025 March Registered Direct Offering costs (Note 4)	$56,163	$—

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 143,750 shares of common stock at a price of $120.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 57,961 shares of common stock and 6,538 pre-funded warrants and Series A warrants to purchase 64,499 shares of common stock and Series B warrants to purchase 64,499 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 30,093 shares of common stock, 36,574 pre-funded warrants, Series C warrants to purchase 66,667 shares of common stock and Series D warrants to purchase 66,667 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 141,516 shares of common stock for gross proceeds of approximately $9.2 million. As of January 6, 2025, the Company suspended the ATM program. In January 2025, the Company completed a registered direct offering and concurrent private placement, issuing 123,153 shares of common stock for gross proceeds of $2.5 million. In March 2025, the Company completed a registered direct offering and concurrent private placement, issuing 107,500 shares of common stock for gross proceeds of $1.1 million. On May 8, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, the Company sold 751,397 shares of common stock for gross proceeds of approximately $4.0 million as of December 31, 2025. On June 17, 2025, the Company entered into a warrant inducement agreement with a certain holder of existing warrants, receiving gross proceeds of approximately $2.7 million. As of December 31, 2025, the Company had a cash balance of approximately $7.6 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the financial statements for the year ended December 31, 2025. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Reverse Stock Split

On August 4, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these financial statements, on a retrospective basis, to reflect the reverse stock split for all years presented. Authorized common stock was not adjusted as result of the reverse stock split.

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

Reclassification of Prior Presentation

Certain amounts in the prior year have been reclassified to conform to the current year presentation. Specifically, interest income, which was previously recorded within general and administrative expense, was reclassified to other income. This reclassification had no effect on the reported results of operations or cash flows.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the years ended December 31, 2025 and 2024, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the financial statements.

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

The Company applied for a qualified small business payroll tax credit for increasing research activities, resulting in “other receivable” on the accompanying balance sheets in the amount of $48,417 and $51,127 as of December 31, 2025 and 2024, respectively.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024, with early adoption permitted. The amendment should be applied on a prospective basis while retrospective application is permitted. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised accounting standards, and therefore the guidance will be effective for the Company for fiscal years beginning after December 15, 2025. The amendments are required to be applied on a prospective basis, with retrospective application permitted. The Company is currently evaluating the impact of the adoption of this guidance on its financial statements and related disclosures and currently believes that it will not have a material impact on its disclosures.

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

Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of December 31, 2025, the Company had cash of approximately $7.6 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs as incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the services are provided. The Company incurred research and development expenses in the amount of $1,834,506 and $5,403,836 for the years ended December 31, 2025 and 2024, respectively.

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

Share-Based Compensation

The Company accounts for the cost of services performed by employees, directors and consultants received in exchange for an award of Company’s common stock or stock options, based on the grant-date fair value of the award. The Company recognizes compensation expense based on the requisite service period.

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

Major Vendor

The Company had three major vendors that accounted for approximately 41% of the research and development expenditures for the year ended December 31, 2025, and two major vendors that accounted for approximately 35% of the research and development expenditures for the year ended December 31, 2024.

As of December 31, 2025, the three major vendors accounted for approximately 6% of the total accounts payable and accrued expenses and as of December 31, 2024, the two major vendors accounted for 2% of the total accounts payable and accrued expenses.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of December 31, 2025 and 2024 were as follows:

	December 31, 2025	December 31, 2024
Accrued research and development	$2,311,348	$2,664,065
Accrued compensation expenses	39,011	537,630
Accrued professional fees	63,782	36,360
Other accounts payable and accrued expenses	6,802	4,787
Total	$2,420,943	$3,242,842

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On August, 4, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these condensed interim financial statements, on a retrospective basis, to reflect the reverse stock split for all years presented. Authorized common stock was not adjusted as result of the reverse stock split.

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 250,000,000 shares of common stock, $0.001 par value per share, of which 2,348,113 were issued and outstanding and 10,000,000 shares of preferred stock, $0.001 par value per share, of which no shares were outstanding as of December 31, 2025.

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

The Company sold 106,610 shares of its common stock under the ATM Program at a weighted-average price of $62.00 per share, raising $6.6 million of gross proceeds and net proceeds of $6.4 million, after deducting commissions to the sales agent for the year ended December 31, 2024. In addition, 894 shares sold under the ATM Program in 2023 remained unsettled as of December 31, 2023 and were settled on January 2, 2024.

As of December 31, 2024, the Company had $7.8 million available under the ATM Program.

The ATM Program was suspended on January 6, 2025 and the Company did not have any ATM program sales for the year ended December 31, 2025.

In January 2024, the Affiliate Investors exercised 2,961 of Series B Warrants which generated approximately $0.2 million in proceeds for the Company.

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

The January Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March Registered Offering”) by the Company directly to the investor (i) 107,500 shares of common stock at a purchase price of $8.00 per share and (ii) pre-funded common stock purchase warrants (the “March Pre-Funded Warrants”) to purchase up to 29,750 shares of common stock at a purchase price of $7.998 per March Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent’s fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the March Registered Offering for working capital and other general corporate purposes. As of December 31, 2025, all of the March Pre-Funded Warrants were exercised.

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

The Company sold 751,397 shares of its common stock under the ELOC at a weighted-average price of $5.26 per share, raising $3,953,430 of gross proceeds and net proceeds of $3,808,439 after deducting related fees and expenses for the year ended December 31, 2025.

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company at December 31, 2025:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2024	306,812	$65.60
Issued	1,038,157	9.40
Exercised	(422,090)	9.54
Balance at December 31, 2025	922,879	$15.24

The weighted average contractual life of the outstanding warrants is 3.48 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. In July 2025, the Company’s stockholders approved an amendment to add an additional 125,000 shares of common stock to the Plan. The Plan currently reserves an aggregate of 331,807 shares of common stock, subject to adjustments as provided in the Plan, of which 133,872 are currently still available for issuance as of December 31, 2025. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

In February 2024, the Company granted stock options to purchase a total of 41,750 shares of common stock to its four employees and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $63.00, which was the grant date fair value, with the options vesting monthly over 36 months.

In June 2024, the Company granted stock options to purchase a total of 3,000 shares of common stock to its five independent board of directors pursuant to the Plan. The options were issued at an exercise price of $47.60, which was the grant date fair value, with the options vesting on the one-year anniversary of the grant date.

In January 2025, the Company granted stock options to purchase a total of 1,500 shares of common stock to one of its employees pursuant to the Plan. The options were issued at an exercise price of $15.54, which was the grant date fair value of the common stock, with the options vesting monthly over 36 months.

In February 2025, the Company granted stock options to purchase a total of 32,275 shares of common stock to its three employees to settle the 2024 executive bonus of $413,120 in lieu of cash payment. The options were issued at an exercise price of $15.96, which was the grant date fair value of the common stock, with the options vesting immediately.

A summary of the Company’s stock option issuances and associated general and administrative expenses are as follows:

			Year Ended
Stock Option	Number of	Exercise	December 31,
Issuance Date	Options	Price	2025	2024
June 2021	40,375	$125.20	$—	$363,440
July 2021	77,500	123.60	—	981,833
January 2022	4,000	88.80	6,317	75,800
April 2022	1,500	75.80	7,170	21,511
February 2023	23,375	68.20	438,084	438,084
June 2023	2,500	55.00	—	53,600
February 2024	41,750	63.00	734,852	612,375
June 2024	3,000	47.60	55,260	55,260
January 2025	1,500	15.54	5,718	—
February 2025	32,275	15.96	—	—
Total	227,775		$1,247,401	$2,601,903

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

The Company determined the fair value of the option awards during the years ended December 31, 2025 and 2024, using the Black-Scholes option pricing model using the following weighted average assumptions:

	Years Ended
	December 31,
	2025		2024
Expected term	5.0	years	6.7	years
Volatility	102%		103%
Dividend yield	—%		—%
Risk-free interest rate	4.25%		4.28%
Weighted average grant date fair value	$12.33		$51.80

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2024	194,000	$101.07	7.36	$—
Granted	33,775	15.94	9.08	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at December 31, 2025	227,775	$88.45	6.76	$—
Exercisable	209,199	$90.91	6.55	$—

The total compensation expense not yet recognized as of December 31, 2025 was $943,341. The weighted average vesting period for the unvested options is 1.15 years. The weighted average grant date fair value of all options granted is $68.79 as of December 31, 2025. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2023, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 5,800 share of common stock with grant date fair values ranging from $30.00 to $103.60 and cash payments. These contracts had four to six-month terms with various contractual vesting periods. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. The Company recorded general and administrative expenses of $0 and $76,600 for the years ended December 31, 2025 and 2024, respectively.

In the first quarter of 2024, the Company entered into a number of agreements with consultants to provide investor relations services for four-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Per the agreements, the Company issued a total of 6,000 shares of common stock evenly over the four-month service period with grant date fair values ranging from $37.40 to $96.20. The Company recorded general and administrative expenses of $0 and $329,700 for the years ended December 31, 2025 and 2024, respectively.

In the second quarter of 2024, the Company entered into a number of agreements with consultants to provide investor relation services for six-month terms. The cash payments were expensed over the service period and the equity components were expensed consistent with the various contractual vesting periods. Per the agreements, the Company issued a total of 7,800 shares of common stock evenly over the six-month service period with grant date fair values ranging from $36.00 to $48.00. The Company recorded general and administrative expenses of $0 and $312,600 for the years ended December 31, 2025 and 2024, respectively.

In the fourth quarter of 2024, the Company entered into a number of agreements with vendors pursuant to which the Company made grants of a total of 3,800 shares of common stock with grant date fair values ranging from $8.12 to $41.60. These contracts had six to twelve-months terms with various contractual vesting periods and were expensed consistently with the various contractual vesting periods. The Company recorded general and administrative expenses of $16,559 and $93,780 for the years ended December 31, 2025 and 2024, respectively.

In addition, in the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants equal to $21,000 worth of common stock and certain cash payments. The share-based payments were expensed consistently over the contractual vesting period. The Company granted total of 7,660 shares of common stock with grant date fair values ranging from $6.52 to $37.60. The Company recorded general and administrative expenses of $63,000 and $21,000 for the years ended December 31, 2025 and 2024, respectively. This agreement was extended in the fourth quarter of 2025 for additional 12-month term and pursuant to the agreement, the Company issued 5,426 shares of common stock with grant date fair value of $3.87 and recorded general and administrative expense of $21,000 for the year ended December 31, 2025.

In the first quarter of 2025, the Company entered into an agreement with a vendor to provide investor relations services for a six-month term. Pursuant to the agreement, the Company issued a total of 12,000 shares of common stock and made a certain cash payment. The cash payment and the equity components were expensed consistently over the contractual vesting period. The Company issued 12,000 shares of common stock with grant date fair values ranging from $6.80 to $16.20 and recorded general and administrative expense of $124,280 for the year ended December 31, 2025.

In the second quarter of 2025, the Company entered into an agreement with a vendor to provide investor relations services for a six-month term. Pursuant to the agreement, the Company issued 2,300 shares of common stock with a grant date fair value of $7.60 and recorded general and administrative expenses of $17,480 for the year ended December 31, 2025. This agreement was amended in the third quarter of 2025 for an additional six-month term and pursuant to the agreement, the Company will make quarterly grants equal to $20,000 worth of common stock and certain cash payments. The cash payments and the equity components will be expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 19,316 shares of common stock with grant date fair values ranging from $3.37 to $4.95 and recorded general and administrative expenses of $80,000 for the year ended December 31, 2025.

NOTE 7 – INCOME TAXES

The Company has $33.5 million of net operating loss carryforwards and $0.3 million of research tax credit carryforwards as of December 31, 2025. The federal net operating loss carryforwards are indefinite lived, and research tax credit carryforwards will begin to expire in 2041. State and city net operating loss carryforwards will begin to expire in 2041. Net operating loss and tax credit carryforwards may become subject to annual limitations in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined by Sections 382 and 383 of the Internal Revenue Code as well as similar state provisions. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities.

The components of the net deferred income tax asset at December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Deferred tax assets
Net operating loss carry forwards	$10,470,168	$8,017,189
Share-based compensation	4,564,063	4,054,969
Research and development credit carryforwards	331,671	331,671
Capitalized research and development	3,379,658	3,752,043
Other	41,905	154,625
Gross deferred tax assets	18,787,465	16,310,497
Less valuation allowance	(18,787,465)	(16,310,497)
Net deferred tax asset	$—	$—

The Tax Cuts and Jobs Act of 2017 (TCJA) amended IRC Section 174 to require capitalization of all research and developmental (R&D) costs incurred in tax years beginning after December 31, 2021. These costs are required to be amortized over five years if the R&D activities are performed in the U.S., or over 15 years if the activities were performed outside the U.S. On July 4, 2025, the One Big Beautiful Bill Act (“OBBBA”) was signed into law. OBBBA introduces significant changes to U.S. income-tax legislation. The Company has evaluated the current legislation at this time and prepared the provision by following the treatment of research and development expenditures for tax purposes under Section 174. The Company capitalized approximately $2.2 million and $5.7 million of R&D expenses for the years ended December 31, 2025 and 2024, respectively.

In assessing the realizability of deferred tax assets, the Company considers whether it is more-likely-than-not that some portion or all the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. After consideration of all the evidence, both positive and negative, the Company has recorded a full valuation allowance against their net deferred tax assets at December 31, 2025 because the Company has concluded that it is more-likely-than-not that these assets will not be realized.

A reconciliation of income tax expense (benefit) at the statutory Federal income tax rate and income taxes as reflected in the financial statements for both years ended December 31, 2025 and 2024 are as follows:

	December 31, 2025	December 31, 2024
Federal income tax expense at statutory rate	21.0%	21.0%
State income tax, net of federal benefit	10.2	10.2
Permanent differences	(0.1)	(0.1)
Research and development tax credit	—	—
Change in valuation allowance	(31.1)	(31.1)
Effective income tax rate	—%	—%

The Company files income tax returns in the U.S. and the State of New York. The tax years 2021 and thereafter are open and potentially subject to examination by the federal and state taxing authorities. The Company is currently not under examination by the Internal Revenue Service (“IRS”) or any other jurisdictions for any tax years and has no knowledge of any pending examinations by the IRS or any other jurisdictions. To the extent the Company utilizes any tax attributes from a tax period that may otherwise be closed due to statute expiration, the IRS, state tax authorities, or other governing parties may still adjust the tax attributes upon their examination of the future period in which the attribute was utilized. There are no uncertain tax positions recorded for any federal or state positions at December 31, 2025 and 2024. The Company’s policy is to record interest and penalties related to tax matters in income tax expense.

NOTE 8 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the years ended December 31, 2025 and 2024 was determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive securities, consisting of 922,879 warrants and 227,775 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

NOTE 9 – COMMITMENTS AND CONTINGENCIES

In conjunction with the Asset purchase in February 2018, the Company is required to make certain milestone payments related to the ongoing development of ACX-362E totaling $700,000 in the aggregate if certain milestones are achieved (which includes $200,000 already paid after the acquisition in February 2018). During the fourth quarter of 2023, the Company achieved the Phase 2 clinical trial milestone and paid $150,000 in 2024. The Company is also obligated to make royalty payments equal to 4% of net sales of ACX-362E for a period of time equal to the last to expire of any applicable patents, as defined in the purchase agreement.

NOTE 10 – SUBSEQUENT EVENTS

Under the ELOC, the Company sold an additional 482,038 shares of its common stock for approximately $1.0 million subsequent to year end, bringing the cumulative total to 1,233,434 shares of common stock, with gross proceeds of approximately $4.9 million through March 12, 2026.

On March 9, 2026, the Company announced a new clinical development initiative to expand the ibezapolstat program into recurrent C. difficile infection (rCDI). The initiative includes an open label pilot trial in multiply recurrent CDI that will enroll up to 20 patients who have experienced at least two recurrences within the past 12 months. Trial start up activities are scheduled to begin later this month, and first patient enrollment is expected in the fourth quarter of this year. The Company intends to use data from this 20 patient study to inform the design of a planned active controlled Phase 3 registration trial in rCDI. Following a successful pivotal Phase 3 study, the Company plans to seek the United States Food and Drug Administration’s approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) for treatment and prevention of rCDI.