Form 10-Q
period 2026-03-31
Acurx Pharmaceuticals, Inc.
filed 2026-05-11
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended March 31, 2026

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

As of May 11, 2026, there were 4,297,738 shares of common stock, $0.001 par value, issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;
●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including pandemics arising globally, and the future impact of it on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and tensions in the Middle East;
●	the volatility of the price of our common stock;
●	our financial performance;
●	our ability to comply with the listing requirements of The Nasdaq Capital Market and any delisting or potential delisting of shares of our common stock; and
●	other risks and uncertainties, including those listed in “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	March 31,	December 31,
	2026	2025
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$9,254,813	$7,556,100
Other Receivable	56,313	48,417
Prepaid Expenses	228,826	85,018
TOTAL ASSETS	$9,539,952	$7,689,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,526,809	$2,420,943
TOTAL CURRENT LIABILITIES	2,526,809	2,420,943

TOTAL LIABILITIES	2,526,809	2,420,943

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock; $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at March 31, 2026 and December 31, 2025	—	—
Common Stock; $0.001 par value, 250,000,000 shares authorized, 3,389,106 and 2,348,113 shares issued and outstanding at March 31, 2026 and December 31, 2025, respectively	3,389	2,348
Additional Paid-In Capital	83,979,230	80,554,738
Accumulated Deficit	(76,969,476)	(75,288,494)

TOTAL SHAREHOLDERS’ EQUITY	7,013,143	5,268,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$9,539,952	$7,689,535

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$341,468	$598,798
General and Administrative	1,374,522	1,577,686
		.
TOTAL OPERATING EXPENSES	1,715,990	2,176,484

OPERATING LOSS	(1,715,990)	(2,176,484)

OTHER INCOME
Interest Income	35,008	27,291

NET LOSS	$(1,680,982)	$(2,149,193)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.62)	$(2.15)

Weighted average common shares outstanding, basic and diluted	2,718,433	1,001,932

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2025	851,534	$852	$67,936,225	$(67,321,956)	$615,121

Share-Based Compensation	—	—	333,598	—	333,598

Share-Based Compensation to settle accrued compensation	—	—	413,120	—	413,120

Share-Based Payments to Vendors	7,938	8	110,072	—	110,080

Issuance of shares of common stock in January Registered Direct Offering, net of $400,750 cash issuance costs	123,153	123	2,099,130	—	2,099,253

Issuance of shares of common stock and pre-funded warrants in March Registered Direct Offering, net of $208,580 cash issuance costs	107,500	107	889,313	—	889,420

Pre-funded Warrant Exercise	29,750	30	(30)	—	—

Net Loss	—	—	—	(2,149,193)	(2,149,193)

Balance at March 31, 2025	1,119,875	$1,120	$71,781,428	$(69,471,149)	$2,311,399

Balance at January 1, 2026	2,348,113	$2,348	$80,554,738	$(75,288,494)	$5,268,592

Share-Based Compensation	—	—	258,287	—	258,287

Share-Based Payments to Vendors	24,874	25	60,975	—	61,000

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $28,750 cash issuance costs	1,016,119	1,016	3,105,230	—	3,106,246

Net Loss	—	—	—	(1,680,982)	(1,680,982)

Balance at March 31, 2026	3,389,106	$3,389	$83,979,230	$(76,969,476)	$7,013,143

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Three Months Ended
	March 31,
	2026	2025
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(1,680,982)	$(2,149,193)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	258,287	333,598
Share-Based Payments to Vendors	61,000	110,080
(Increase)/Decrease in:
Other Receivable	(7,896)	51,127
Prepaid Expenses	(143,808)	(61,451)
Accounts Payable and Accrued Expenses	105,866	(335,660)
Net Cash Used in Operating Activities	(1,407,533)	(2,051,499)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock in connection with equity line of credit purchase agreement, net of issuance costs of $28,750	3,106,246	—
Proceeds from 2025 March Registered Direct Offering, net of issuance costs	—	889,420
Proceeds from 2025 January Registered Direct Offering, net of issuance costs	—	2,099,253
Net Cash Provided by Financing Activities	3,106,246	2,988,673
Net Increase in Cash	1,698,713	937,174
Cash at Beginning of Period	7,556,100	3,706,713
Cash at End of Period	$9,254,813	$4,643,887

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Share-Based Compensation to settle accrued compensation (Note 5)	$—	$413,120

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2025 January Registered Direct Offering costs (Note 4)	$—	$85,419
2025 March Registered Direct Offering costs (Note 4)	$—	$56,163

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

In March 2020, the World Health Organization declared the outbreak of COVID 19, a novel strain of coronavirus, a global pandemic. This outbreak caused major disruptions to businesses and markets worldwide as the virus continued to spread. The Company’s clinical trial operations were directly and indirectly adversely impacted. While the acute global emergency phase has passed, the risk of “COVID-19-like” events causing material business interruption remains both credible and ongoing. While the severity of any future event is uncertain, the probability of a recurrence is meaningful, and the potential for business interruption remains significant. Actual or potential pandemics, epidemics, or outbreaks of infectious diseases or other emerging pathogens, may adversely affect our business, financial condition, and results of operations. The extent of these disruptions may include, but are not limited to, interruptions in clinical trial initiation, enrollment, and continuity; delays in regulatory review and approvals; reduced access to healthcare providers and patients; and constraints on manufacturing, supply chain logistics, and distribution channels. The unaudited condensed interim financial statements do not reflect any adjustments because of the pandemic.

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 143,750 shares of common stock at a price of $120.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 57,961 shares of common stock and 6,538 pre-funded warrants and Series A Warrants to purchase 64,499 shares of common stock and Series B Warrants to purchase 64,499 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 30,093 shares of common stock, 36,574 pre-funded warrants, Series C Warrants to purchase 66,667 shares of common stock and Series D Warrants to purchase 66,667 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 141,516 shares of common stock for gross proceeds of approximately $9.2 million. As of January 6, 2025, the Company suspended the ATM program. In January 2025, the Company completed a registered direct offering and concurrent private placement, issuing 123,153 shares of common stock for gross proceeds of $2.5 million. In March 2025, the Company completed a registered direct offering and concurrent private placement, issuing 107,500 shares of common stock for gross proceeds of $1.1 million. On May 8, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, the Company sold 1,767,516 shares of common stock for gross proceeds of approximately $7.1 million as of March 31, 2026. On June 17, 2025, the Company entered into a warrant inducement agreement with a certain holder of existing warrants, receiving gross proceeds of approximately $2.7 million. As of March 31, 2026, the Company had a cash balance of approximately $9.3 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed interim financial statements for the three months ended March 31, 2026. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

NOTE 2 – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Basis of Presentation

The accompanying unaudited condensed interim financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America (“GAAP”) and in accordance with the rules and regulations of the United States Securities and Exchange Commission for interim reporting. In the opinion of management, these unaudited interim financial statements include all adjustments, consisting only of normal, recurring adjustments, necessary for a fair statement of the Company’s financial position, results of operations, and cash flows. The unaudited interim results of operations are not necessarily indicative of the results that may occur for the full fiscal year. The year-end condensed interim balance sheet data was derived from audited financial statements, but does not include all disclosures required by GAAP. Management believes that the disclosures provided herein are adequate when these unaudited condensed interim financial statements are read in conjunction with the audited financial statements and notes thereto as of December 31, 2025 filed in the Annual Report on Form 10-K.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the three months ended March 31, 2026, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the unaudited condensed interim financial statements.

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

The Company applied for a qualified small business payroll tax credit for increasing research activities, resulting in “other receivable” on the condensed interim balance sheets in the amount of $56,313 and $48,417 as of March 31, 2026 and December 31, 2025, respectively.

Recent Accounting Pronouncements

In December 2023, the FASB issued ASU 2023-09, Income Taxes (Topic 740): Improvements to Income Tax Disclosures, which expands the disclosures required for income taxes. This ASU is effective for fiscal years beginning after December 15, 2024. As an emerging growth company, the Company has elected to use the extended transition period for complying with new or revised accounting standards, and accordingly, the guidance is effective for the Company for fiscal years beginning after December 15, 2025. The Company adopted the guidance on January 1, 2026 and the adoption did not have a material impact on its condensed interim financial statements.

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

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of March 31, 2026, the Company had cash of approximately $9.3 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $341,468 and $598,798 for the three months ended March 31, 2026 and 2025, respectively.

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

Major Vendor

The Company had three major vendors that accounted for approximately 39% of the research and development expenditures for the three months ended March 31, 2026 and three major vendors that accounted for approximately 46% for three months ended March 31, 2025.

These vendors also accounted for approximately 5% and 4% of the total accounts payable and accrued expenses as of March 31, 2026 and December 31, 2025, respectively. The Company continues to maintain these vendor relationships.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of March 31,2026 and December 31, 2025 were as follows:

	March 31, 2026	December 31, 2025
Accrued research and development	$2,378,984	$2,311,348
Accrued compensation expenses	24,672	39,011
Accrued professional fees	119,779	63,782
Other accounts payable and accrued expenses	3,374	6,802
Total	$2,526,809	$2,420,943

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

On June 23, 2021, Acurx Pharmaceuticals, LLC was converted into a corporation and renamed Acurx Pharmaceuticals, Inc. The Company’s certificate of incorporation authorizes 250,000,000 shares of common stock, $0.001 par value per share, of which 3,389,106 were outstanding and 10,000,000 shares of Preferred Stock, $0.001 par value per share, of which no shares were outstanding as of March 31, 2026, respectively.

On January 6, 2025, the Company entered into a Securities Purchase Agreement with certain institutional investors and Affiliate Investors, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “January 2025 Registered Offering”) by the Company, directly to the certain investors and to certain Affiliate Investors, an aggregate of 123,153 shares of common stock (consisting of an aggregate of 114,779 shares of common stock purchased by the investors and an aggregate of 8,374 shares of common stock purchased by certain Affiliate Investors), at an offering price of $20.30 per share, for aggregate gross proceeds from the offering of approximately $2.5 million. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $2.1 million. The Company intends to use the net proceeds from the January 2025 Registered Offering for working capital and other general corporate purposes.

In a concurrent private placement (the “January 2025 Private Placement” and, together with the January 2025 Registered Offering, the “January 2025 Offering”), the Company agreed to issue to the investors and to certain Affiliate Investors Series E common warrants (the “Series E Warrants”) to purchase up to an aggregate of 123,153 shares of common stock (consisting of Series E Warrants to purchase up to 114,779 shares of common stock issued to the Investors and Series E Warrants to purchase up to 8,374 shares of common stock issued to certain Affiliate Investors) at an exercise price of $18.00 per share. Each Series E Warrant was immediately exercisable upon the issuance date and will expire five years from the issuance date. The Series E Warrants and the shares of common stock issuable upon the exercise of the Series E Warrants were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

In connection with the January 2025 Offering, the Company issued 7,389 warrants to the placement agent. Such warrants have an exercise price of $25.38 per share and will expire on January 6, 2030. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $85,419. The inputs utilized in the calculation were as follows: 5-year term, 4.46% risk-free rate, stock price at grant date of $16.20 and 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The January 2025 Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March 2025 Registered Offering”) by the Company directly to the investor (i) 107,500 shares of common stock at a purchase price of $8.00 per share and (ii) pre-funded common stock purchase warrants (the “March 2025 Pre-Funded Warrants”) to purchase up to 29,750 shares of common stock at a purchase price of $7.998 per March 2025 Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent’s fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the March 2025 Registered Offering for working capital and other general corporate purposes. As of March 31, 2026, all of the March 2025 Pre-Funded Warrants were exercised.

In a concurrent private placement (the “March 2025 Private Placement” and together with the March 2025 Registered Offering, the “March 2025 Offering”), the Company agreed to issue to the investor series F common warrants (the “Series F Warrants”) to purchase up to an aggregate of 411,750 shares of common stock. The Series F Warrants have an exercise price of $8.00 per share and were exercisable commencing on July 17, 2025 and will expire on July 19, 2027. The Series F Warrants and the shares of common stock issuable upon the exercise of the Series F Warrants were not registered under the Securities Act and were offered pursuant to the exemption provided in Section 4(a)(2) under the Securities Act, and Rule 506(b) promulgated thereunder.

In connection with the March 2025 Offering, the Company issued 8,235 warrants to the placement agent. Such warrants have an exercise price of $10.00 per share and will expire on July 19, 2027. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $56,163. The inputs utilized in the calculation were as follows: 5-year term, 3.98% risk-free rate, stock price at grant date of $9.00 and a 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The March 2025 Offering closed on March 10, 2025.

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

The Company sold 1,016,119 shares of its common stock under the ELOC at a weighted-average price of $3.09 per share, raising $3,134,998 of gross proceeds for the three months ended March 31, 2026.

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

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of March 31, 2026:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2025	922,879	$15.24
Issued	—	—
Exercised	—	—
Balance at March 31, 2026	922,879	$15.24

The weighted average contractual life of the outstanding warrants is 3.23 years.

NOTE 5 – SHARE-BASED COMPENSATION

In April 2021, the board of directors approved the creation of the 2021 Equity Incentive Plan (the “Plan”). The Plan became effective as of the completion of the corporate conversion, with an annual evergreen provision pursuant to the Plan. In July 2025, the Company’s stockholders approved an amendment to add an additional 125,000 shares of common stock to the Plan. The Plan currently reserves an aggregate of 425,732 shares of common stock, subject to adjustments as provided in the Plan, of which 227,797 are currently still available for issuance as of March 31, 2026. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

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

There were no stock option grants made during the three months ended March 31, 2026.

A summary of the Company’s stock option issuances and associated general and administrative expenses is as follows:

			Three Months Ended
Stock Option	Number of	Exercise	March 31,
Issuance Date	Options	Price	2026	2025
June 2021	40,375	$125.20	$—	$—
July 2021	77,500	123.60	—	—
January 2022	4,000	88.80	—	6,316
April 2022	1,500	75.80	—	5,378
February 2023	23,375	68.20	73,014	109,521
June 2023	2,500	55.00	—	—
February 2024	41,750	63.00	183,713	183,713
June 2024	3,000	47.60	—	27,630
January 2025	1,500	15.54	1,560	1,040
February 2025	32,275	15.96	—	—
Total	227,775		$258,287	$333,598

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended
	March 31,
	2026		2025
Expected term	—	years	5.0	years
Volatility	—%		102%
Dividend yield	—%		—%
Risk-free interest rate	—%		4.25%
Weighted average grant date fair value	$—		$12.40

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2025	227,775	$88.45	6.76	$—
Granted	—			—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at March 31, 2026	227,775	$88.45	6.76	$—
Exercisable	214,101	$90.28	6.42	$—

The total non-cash compensation expense for these options not yet recognized as of March 31, 2026 was 685,054. The weighted average vesting period for the unvested options is 0.98 years. The weighted average grant date fair value of all options granted is $68.79. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants of 500 shares of common stock. The equity payments were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 500 shares of common stock with grant date fair value of $16.80, and recorded general and administrative expenses of $0 and $8,400 for the three months ended March 31, 2026 and 2025, respectively.

In addition, in the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants equal to $21,000 worth of common stock and certain cash payments. The cash payments were expensed over the service period and the equity components were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 1,438 shares of common stock with grant date fair value of $14.60 and recorded general and administrative expenses of $0 and $21,000 for the three months ended March 31, 2026 and 2025, respectively. This agreement was renewed in the fourth quarter of 2025 for an additional 12-month term and pursuant to the agreement, the Company issued 8,824 shares of common stock with a grant date fair value of $2.38 and recorded general and administrative expenses of $21,000 for the three months ended March 31, 2026.

In the first quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. Pursuant to the agreement, the Company issued a total of 12,000 shares of common stock and made a certain cash payment.

The cash payment and the equity components were expensed consistently over the contractual vesting period. The Company issued 6,000 shares of common stock with grant date fair values of $16.20, $11.80 and $9.00 and recorded general and administrative expenses of $0 and $80,680 for the three months ended March 31, 2026 and 2025, respectively.

In the second quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. This agreement was amended in the third quarter of 2025 for an additional six-month term and pursuant to the agreement, the Company made quarterly grants equal to $20,000 worth of common stock and certain cash payments. The cash payments and the equity components were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 16,050 shares of common stock with a grant date fair values of $2.87 and $2.20 and recorded general and administrative expenses of $40,000 for the three months ended March 31, 2026.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the three months ended March 31, 2026 and 2025 were determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 922,879 warrants and 227,775 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

NOTE 9 – SUBSEQUENT EVENTS

On April 16, 2026, the Company sold (i) 816,068 shares of common stock, par value $0.001 per share, of the Company at a purchase price of $3.03 per share and (ii) pre-funded common stock purchase warrants to purchase up to 9,017 shares of Common Stock at a purchase price of $3.029 per share for aggregate gross proceeds of approximately $2.5 million, before deducting the placement agent fees and related offering expenses. The Company intends to use the net proceeds from the offering for working capital and other general corporate purposes.

In a concurrent private placement, the Company issued unregistered short-term warrants to purchase up to 1,650,170 shares of common stock. The short-term warrants have an exercise price of $2.78 per share, were immediately exercisable upon issuance and will expire 24 months following the effective date of the registration statement registering the resale of the share of common stock underlying the short-term warrants.

Under the ELOC, the Company sold an additional 67,484 shares of common stock for approximately $0.2 million, bringing the cumulative total to 1,835,000 shares of common stock, with gross proceeds of approximately $7.3 million through May 11, 2026.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion and analysis of our financial condition and results of operations should be read in conjunction with our unaudited condensed interim financial statements and related notes appearing elsewhere in this Quarterly Report on Form 10-Q and our audited financial statements and the related notes and the discussion under the heading “Management’s Discussion and Analysis of Financial Condition and Results of Operations” for the fiscal year ended December 31, 2025 included in the Annual Report on Form 10-K (the “2025 Annual Report”) and filed with the Securities and Exchange Commission (the “SEC”) on March 12, 2026. This discussion, particularly information with respect to our future results of operations or financial condition, business strategy and plans, and objectives of management for future operations, includes forward-looking statements that involve risks and uncertainties as described under the heading “Special Note Regarding Forward-Looking Statements” in this Quarterly Report on Form 10-Q. You should review the disclosure under the heading “Risk Factors” in this Quarterly Report on Form 10-Q for a discussion of important factors that could cause our actual results to differ materially from those anticipated in these forward-looking statements.

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

Our lead antibiotic candidate, ibezapolstat (formerly named ACX 362E), has a novel mechanism of action that targets the pol IIIC enzyme, a previously unexploited scientific target. Phase 2a clinical efficacy of our lead antibiotic validate the pol IIIC bacterial target. On December 3, 2021, we commenced enrollment in a Phase 2b 64-patient, randomized (1-to-1), non-inferiority, double-blind, trial of oral ibezapolstat compared to oral vancomycin, a standard of care to treat C. difficile infections (“CDI”).

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

In the Phase 2b trial segment, 32 patients with CDI were enrolled and randomized in a 1:1 ratio to either ibezapolstat 450 mg every 12 hours or vancomycin 125 mg orally every six hours, in each case, for 10 days and followed for 28 ± two days following the end of treatment for recurrence of CDI. The two treatments were identical in appearance, dosing times, and number of capsules administered to maintain the blind. In this Phase 2b trial segment, 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population experienced Clinical Cure (CC) and all 15 of 15 (100%) remained free of CDI recurrence through one month after end of treatment (“EOT”).

When Phase 2b results are combined with Phase 2a results, the Clinical Cure rate in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Notably, in the combined Phase 2 trial, 100% (25 of 25) of ibezapolstat-treated patients who had Clinical Cure at EOT remained cured through one month after EOT, as compared to 86% (12 of 14) for the vancomycin patient group. Ibezapolstat was well-tolerated, with no serious adverse events assessed by the blinded investigator to be drug- related. The Company is confident that based on the pooled Phase 2 ibezapolstat Clinical Cure rate of 96%, Sustained Clinical Cure Rate of 100% and the historical vancomycin Clinical Cure Rate range of 70% to 92% and a Sustained Clinical Cure historical range of 42% to 74%, we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials, in accordance with the applicable FDA Guidance for Industry (October 2022), with favorable differentiation in both Clinical Cure and Sustained Clinical Cure.

In the Phase 2 clinical trial (both trial segments), the Company also evaluated pharmacokinetics (“PK”) and microbiome changes and tested for anti-recurrence microbiome properties, including the change from baseline in alpha diversity and bacterial abundance, especially overgrowth of healthy gut microbiota Actinobacteria and Firmicute phylum species during and after therapy. Phase 2a data demonstrated complete eradication of colonic C. difficile by day three of treatment with ibezapolstat as well as the observed overgrowth of healthy gut microbiota, Actinobacteria and Firmicute phyla species, during and after therapy. Very importantly, emerging data show an increased concentration of secondary bile acids during and following ibezapolstat therapy which is known to correlate with colonization resistance against C. difficile. A decrease in primary bile acids and the favorable increase in the ratio of secondary-to-primary bile acids suggest that ibezapolstat may reduce the likelihood of CDI recurrence when compared to vancomycin. The Company also reported positive extended clinical cure (“ECC”) data for ibezapolstat (“IBZ”), its lead antibiotic candidate, from the Company's recently completed Phase 2b clinical trial in patients with CDI. This exploratory endpoint showed that 5 of 5 IBZ patients followed for up to three months following Clinical Cure experienced no recurrence of infection. Furthermore, ibezapolstat-treated patients showed lower concentrations of fecal primary bile acids, and higher beneficial ratio of secondary to primary bile acids than vancomycin-treated patients.

Currently available antibiotics used to treat CDI infections utilize other mechanisms of action. We believe ibezapolstat is the first antibiotic candidate to work by blocking the DNA pol IIIC enzyme in C. difficile. This enzyme is necessary for replication of the DNA of certain Gram-positive bacteria, like C. difficile.

We also have an early-stage pipeline of antibiotic product candidates with the same previously unexploited mechanism of action which has established proof of concept in animal studies. This pipeline includes ACX 375C, a potential oral and parenteral treatment targeting Gram-positive bacteria, including MRSA, VRE and PRSP and B. anthracis (anthrax).

Pioneering data demonstrates that ibezapolstat has unique selective antibacterial activity in the gut which spares beneficial bile acid-metabolizing bacteria. The favorable gut bile acid profile contributes to ibezapolstat's anti-recurrence effect in patients with CDI. New data presented at IDWeek in October 2025 demonstrated that representative novel compounds from our DNA pol IIIC inhibitor preclinical pipeline provide initial evidence that microbiome selectivity, when compared to the comparator antibiotic, linezolid, may be a class effect.

As of March 31, 2026, we had cash of approximately $9.3 million.

Recent Developments

April 2026 Registered Direct Offering and Concurrent Private Placement

On April 15, 2026, we entered into a Securities Purchase Agreement (the “Purchase Agreement”) with the investors named therein (the “Investors”), pursuant to which we agreed to issue and sell, in a registered direct offering by us directly to the Investors (the “April 2026 Registered Offering”) (i) 816,068 shares of common stock, par value $0.001 per share, of the Company (the “Common Stock”) at a purchase price of $3.03 per share and (ii) pre-funded common stock purchase warrants to purchase up to 9,017 shares of Common Stock at a purchase price of $3.029 per share for aggregate gross proceeds of approximately $2.5 million, before deducting the placement agent fees and related offering expenses. We intend to use the net proceeds from the offering for working capital and other general corporate purposes.

In a concurrent private placement to the April 2026 Registered Offering, the Company issued unregistered short-term warrants to purchase up to 1,650,170 shares of Common stock. The short-term warrants have an exercise price of $2.78 per share, were immediately exercisable upon issuance and will expire twenty-four months following the effective date of the registration statement registering the resale of the share of common stock underlying the short-term warrants.

Pursuant to the terms of the Purchase Agreement, the Company agreed to use commercially reasonable efforts to cause a registration statement on Form S-1 providing for the resale by holders of shares of its Common Stock issuable upon the exercise of the short-term warrants, to become effective within 60 calendar days following the date of the Purchase Agreement (or within 90 calendar days following the date of the Purchase Agreement in case of a “full review” by the Commission) and to keep such registration statement effective at all times until the Investors do not own any short-term warrants or shares of Common Stock issuable upon exercise thereof.

Ibezapolstat Program Clinical Development

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

Amendment to our Certificate of Incorporation

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

Reverse Stock Split

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

The Lincoln Park Transaction

On May 8, 2025, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $12.0 million of our common stock (subject to certain limitations) from time to time over the term of the Lincoln Park Purchase Agreement (of which an aggregate of $7.3  million of shares of common stock have already been issued and sold to Lincoln Park) (the “ELOC”). Pursuant to the Lincoln Park

Purchase Agreement, we issued 44,963 shares of common stock to Lincoln Park as a fee for making its irrevocable commitment to purchase our common stock under the Lincoln Park Purchase Agreement (the “Commitment Shares”). Also on May 8, 2025, we entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we filed with the SEC a registration statement (the “First Registration Statement”) on Form S-1 (Registration No. 333-287478) to register up to 544,963 shares of common stock that have subsequently been issued and sold by us to Lincoln Park, consisting of (i) 500,000 shares of common stock that we issued and sold to Lincoln Park as Purchase Shares, commencing on the Commencement Date (as defined below) for aggregate gross proceeds of $3.0 million, and (ii) 44,963 Commitment Shares. Under the applicable rules of The Nasdaq Stock Market, on July 17, 2025, we obtained stockholder approval to issue to Lincoln Park, pursuant to the Lincoln Park Purchase Agreement, shares of our common stock, including the Commitment Shares, which exceed 220,315 shares, which was equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Lincoln Park Purchase Agreement. On October 20, 2025, we filed with the SEC a registration statement (the “Second Registration Statement) on Form S-1 (Registration No. 333-290968) to register up to 585,000 shares of common stock. On February 2, 2026, we filed with the SEC a registration statement (the “Third Registration Statement and, together with the First Registration Statement and the Second Registration Statement, the “Prior Registration Statements”) on Form S-1 (Registration No. 333-293136) to register up to 750,000 shares of common stock. To date, we have issued and sold 1,835,000 shares of common stock pursuant to the Prior Registration Statements for aggregate gross proceeds of $7.3 million.

Effects of Coronavirus (COVID-19) on Our Business

In March 2020, the World Health Organization declared the outbreak of COVID 19, a novel strain of coronavirus, a global pandemic. This outbreak caused major disruptions to businesses and markets worldwide as the virus continued to spread. The Company’s clinical trial operations were directly and indirectly adversely impacted. While the acute global emergency phase has passed, the risk of “COVID-19-like” events causing material business interruption remains both credible and ongoing. While the severity of any future event is uncertain, the probability of a recurrence is meaningful, and the potential for business interruption remains significant. Actual or potential pandemics, epidemics, or outbreaks of infectious diseases or other emerging pathogens, may adversely affect our business, financial condition, and results of operations. The extent of these disruptions may include, but are not limited to, interruptions in clinical trial initiation, enrollment, and continuity; delays in regulatory review and approvals; reduced access to healthcare providers and patients; and constraints on manufacturing, supply chain logistics, and distribution channels.

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

Results of Operations

Three Months Ended March 31, 2026 Compared to the Three Months Ended March 31, 2025

The following table presents a summary of the changes in our results of operations for the three months ended March 31, 2026 compared with the three months ended March 31, 2025:

	Three Months Ended
	March 31,		Percentage
	2026	2025	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$341	$599	(43)%
General and Administrative	1,375	1,577	(13)%
TOTAL OPERATING EXPENSES	1,716	2,176	(21)%

OPERATING LOSS	(1,716)	(2,176)	(21)%

OTHER INCOME
Interest Income	35	27	30%

Net Loss	$(1,681)	$(2,149)	(22)%

Research and Development Expenses

Research and development expenses were $0.3 million for the three months ended March 31, 2026 and $0.6 million for the three months ended March 31, 2025, a decrease of $0.3 million due to $0.1 million decrease in manufacturing related costs and $0.2 million decrease in consulting fees as the prior year had higher expenses related to Phase 2b and Phase 3 preparation costs.

General and Administrative Expenses

General and administrative expenses were $1.4 million for the three months ended March 31, 2026 and $1.6 million for the three months ended March 31, 2025, a decrease of $0.2 million. The decrease was primarily due to $0.1 million decrease in professional fees and $0.1 million decrease in legal fees.

Net Loss

Net loss was $1.7 million for the three months ended March 31, 2026, and $2.1 million for the three months ended March 31, 2025, a decrease of $0.4 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $77.0 million as of March 31, 2026. We have funded our operations primarily from equity issuances. We received net proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established an “At-the-Market” program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million (the “ATM Program”). Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commissions and other related expenses of $0.4 million. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock. Under the ELOC, we raised net proceeds of approximately $6.9 million after deducting related fees and expenses as of March 31, 2026. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses.

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

As of March 31, 2026, we had working capital of $7.0 million, consisting primarily of $9.3 million of cash and $0.3 million of prepaid expenses and other receivable, offset by approximately $2.5 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Three Months Ended
	March 31,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$(1,408)	$(2,051)
Financing activities	3,106	2,989
Net increase in cash	$1,698	$938

Net Cash Used in Operating Activities

Net cash used in operating activities was $1.4 million for the three months ended March 31, 2026. The net loss was greater than the net cash used in operating activities by $0.3 million, primarily attributable to share-based compensation and share-based vendor payments of $0.3 million.

Net cash used in operating activities was $2.1 million for the three months ended March 31, 2025. The net loss was greater than the net cash used in operating activities by $0.1 million, primarily attributable to share-based compensation and share-based vendor payments of $0.4 million offset by a decrease in accounts payable and accrued expenses of $0.3 million.

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $3.1 million for the three months ended March 31, 2026, which was attributable to the sales related to the equity line of credit purchase agreement.

Net cash provided from financing activities was $3.0 million for the three months ended March 31, 2025, which was primarily attributable to the net proceeds from the January 2025 and March 2025 Registered Direct Offerings (as defined in Note-4 to our condensed interim financial statements contained in Item 1 of this Quarterly Report on Form 10-Q).

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $1.7 million for the three months ended March 31, 2026 and $8.0 million for the year ended December 31, 2025. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

Our independent registered public accounting firm noted in its report accompanying our financial statements for the fiscal year ended December 31, 2025, that we had suffered significant accumulated deficit and had negative operating cash flows and that the development and commercialization of our product candidates are expected to require substantial expenditures. We have not yet generated any material revenues from our operations to fund our activities, and are therefore dependent upon external sources for financing our operations. There can be no assurance that we will succeed in obtaining the necessary financing to continue our operations. As a result, our independent registered public accounting firm has expressed substantial doubt about our ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty. If we cannot successfully continue as a going concern, our stockholders may lose their entire investment in our common stock.

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

As of March 31, 2026, we had approximately $9.3 million in cash. In June 2021, we completed the IPO for net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. We sold a total of 145,516 shares of our common stock under the ATM Program, at a weighted-average price of $65.20 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, we raised net proceeds of approximately $6.9 million after deducting related fees and expenses as of March 31, 2026. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses. In April 2026, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $2.2 million after deducting placement agent fees and offering expenses.

We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed interim financial statements for the three months ended March 31, 2026. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

We cannot be certain that additional funding will be available on acceptable terms, or at all. Any additional fundraising efforts may divert our management from their day-to-day activities, which may adversely affect our ability to develop and commercialize our product candidates. Our ability to raise additional funding will depend on financial, economic and market conditions and other factors, over which we may have no or limited control, including the conflict between Russia and Ukraine, geopolitical tensions involving China, the conflict between U.S., Israel and Iran and tensions in the Middle East. In addition, our ability to obtain future funding when needed through equity financings, debt financings or strategic collaborations may be particularly challenging in light of the uncertainties and circumstances regarding the COVID-19 pandemic. We have no committed source of additional capital and if we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of our product candidates or other research and development initiatives. We could be required to seek collaborators for our product candidates at an earlier stage than otherwise would be desirable or on terms that are less favorable than might otherwise be available or relinquish or license on unfavorable terms our rights to our product candidates in markets where we otherwise would seek to pursue development or commercialization ourselves.

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

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic, or ongoing political disruption such as the war between Ukraine geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and as well as the tensions in the Middle East could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

The Hatch-Waxman Amendments to the federal Food, Drug, and Cosmetic Act (“FDCA”) authorized the FDA to approve generic drugs that are the same as drugs previously approved for marketing under the New Drug Application (“NDA”) provisions of the statute pursuant to abbreviated new drug applications (“ANDAs”), and also created the Section 505(b)(2) NDA pathway. An ANDA relies on the preclinical and clinical testing conducted for a previously approved reference listed drug and must demonstrate to the FDA that the generic drug product is identical to the reference listed drug (“RLD”) with respect to the active ingredients, the route of administration, the dosage form, and the strength of the drug and also that it is “bioequivalent” to the reference listed drug. In contrast, Section 505(b)(2) enables the applicant to rely, in part, on the FDA’s prior findings of safety and efficacy data for an existing product, or published literature, in support of its application. Section 505(b)(2) provides an alternate path to FDA approval for new or improved formulations or new uses of previously approved products; for example, a follow-on applicant may be seeking approval to market a previously approved drug for new indications or for a new patient population that would require new clinical data to demonstrate safety or effectiveness. Such products, if approved and depending upon the scope of the changes made to the reference drug, may also compete with any product candidates for which we receive approval.

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

We rely on third-party clinical investigators, contract research organizations (“CROs”), clinical data management organizations and consultants to design, conduct, supervise and monitor preclinical studies and clinical trials of our product candidates. Because we rely on third parties and do not have the ability to conduct preclinical studies or clinical trials independently, we have less control over the timing, quality and other aspects of preclinical studies and clinical trials than we would if we conducted them on our own. These investigators, CROs and consultants are not our employees and we have limited control over the amount of time and resources that they dedicate to our programs. These third parties may have contractual relationships with other entities, some of which may be our competitors, which may draw time and resources from our programs. Further, these third parties may not be diligent, careful or timely in conducting our preclinical studies or clinical trials, resulting in the preclinical studies or clinical trials being delayed or unsuccessful.

If we cannot contract with acceptable third parties on commercially reasonable terms, or at all, or if these third parties do not carry out their contractual duties, satisfy legal and regulatory requirements for the conduct of preclinical studies or clinical trials or meet expected deadlines, our preclinical and clinical development programs could be delayed and otherwise adversely affected. In all events, we are responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with the general investigational plan and protocols for the trial. The FDA and other health authorities require preclinical studies to be conducted in accordance with good laboratory practice and clinical trials to be conducted in accordance with GCP, including conducting, recording and reporting the results of clinical trials to assure that data and reported results are credible and accurate and that the rights, integrity and confidentiality of clinical trial participants are protected. If we or our CROs fail to comply with these requirements, the data generated in our clinical trials may be deemed unreliable or uninterpretable and the FDA may require us to perform additional preclinical studies or clinical trials. Our reliance on third parties that we do not control does not relieve us of these responsibilities and requirements. Any such event could adversely affect our business, financial condition, results of operations and prospects.

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
●	the federal physician self-referral prohibition, commonly known as the Stark Law, which prohibits physicians from referring Medicare or Medicaid patients to providers of “designated health services” with whom the physician or a member of the physician’s immediate family has an ownership interest or compensation arrangement, unless a statutory or regulatory exception applies;
●	federal false claims laws that prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment from Medicare, Medicaid, or other government reimbursement programs that are false or fraudulent, and which may expose entities that provide coding and billing advice to customers to potential criminal and civil penalties, including through civil whistleblower or qui tam actions, and including as a result of claims presented in violation of the Federal Healthcare Anti-Kickback Statute, the Stark Law or other healthcare-related laws, including laws enforced by the FDA;
●	the federal Health Insurance Portability and Accountability Act of 1996 (“HIPAA”), which imposes criminal and civil liability for executing a scheme to defraud any healthcare benefit program and also created federal criminal laws that prohibit knowingly and willfully falsifying, concealing or covering up a material fact or making any materially false statements in connection with the delivery of or payment for healthcare benefits, items or services that, as amended by the Health Information Technology for Economic and Clinical Health Act, also imposes obligations, including mandatory contractual terms, with respect to safeguarding the privacy, security and transmission of individually identifiable health information;
●	federal physician sunshine requirements under the ACA which requires manufacturers of approved drugs, devices, biologics and medical supplies to report annually to the DHHS, information related to payments and other transfers of value to physicians, other healthcare providers, and teaching hospitals, and ownership and investment interests held by physicians and other healthcare providers and their immediate family members and applicable group purchasing organizations;
●	the Federal Food, Drug, and Cosmetic Act, which, among other things, strictly regulates drug product marketing, prohibits manufacturers from marketing drug products for off-label use and regulates the distribution of drug samples; and
●	state and foreign law equivalents of each of the above federal laws, such as anti-kickback and false claims laws, which may apply to sales or marketing arrangements and claims involving healthcare items or services reimbursed by non-governmental third-party payors, including private insurers, state laws requiring pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the federal government and which may require drug manufacturers to report information related to payments and other transfers of value to physicians and other healthcare providers or marketing expenditures, and state and foreign laws governing the privacy and security of health information in specified circumstances, many of which differ from each other in significant ways and often are not preempted by federal laws such as HIPAA, thus complicating compliance efforts.

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

Even if resolved in our favor, litigation or other legal proceedings relating to intellectual property claims, regardless of their merit, would cause us to incur significant expenses, and could distract our technical and management personnel from their normal responsibilities. In the event of a successful claim of infringement against us, we may have to pay substantial damages, including treble damages and attorneys’ fees for willful infringement, in addition to paying royalties, redesigning infringing products or obtaining one or more licenses from third parties, which may be impossible or require substantial time and monetary expenditure. A court may also issue an injunction against us preventing us from manufacturing and bringing our products to market. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

The market price of shares of our common stock could be subject to wide fluctuations in response to many risk factors listed in this section and many others beyond our control. In addition to the factors discussed in this “Risk Factors” section and elsewhere in this Quarterly Report and our 2025 Annual Report, these factors include:

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

Our officers, directors and their affiliates currently collectively own 331,330 shares of our common stock (on an as-converted basis) or approximately 9% of our outstanding shares of common stock (on an as-converted basis) as of March 31, 2026. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

Although we take measures to protect sensitive data from unauthorized access, use or disclosure, our information technology and infrastructure may be vulnerable to attacks by hackers or viruses or breached due to personnel error, malfeasance, or other malicious or inadvertent disruptions. Any such breach or interruption could compromise our networks and the information stored there could be accessed by unauthorized parties, manipulated, publicly disclosed, lost, or stolen. Additionally, leveraging artificial intelligence (“AI”) capabilities to potentially improve internal functions and operations presents further risks and challenges, including the possibility of creating new attack methods for adversaries. The use of AI to support business operations carries inherent risks related to data privacy, intellectual property, and security, such as intended, unintended, or inadvertent transmission of proprietary, confidential, or sensitive information, as well as challenges related to implementing and maintaining AI tools, such as developing and maintaining appropriate datasets for such support. If we fail to implement adequate safeguards, the use of AI may introduce additional operational vulnerabilities by producing inaccurate outcomes based on flaws in the underlying data or methodologies, or unintended results.

Any such access, breach, or other loss of information could result in legal claims or proceedings, liability under domestic or foreign privacy, data protection and data security laws such as HIPAA and the Health Information Technology for Economic and Clinical Health Act (“HITECH”), and penalties. Notice of certain security breaches must be made to affected individuals, the Secretary of DHHS, and for extensive breaches, notice may need to be made to the media or state attorneys general. Such notice could harm our reputation and our ability to compete. Although we have implemented security measures, such data is currently accessible through multiple channels, and there is no guarantee we can protect our data from breach. Unauthorized access, loss or dissemination could also damage our reputation or disrupt our operations, including our ability to conduct our analyses, conduct research and development activities, collect, process and prepare company financial information, and manage the administrative aspects of our business.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended March 31, 2026.

ITEM 6.    EXHIBITS

The exhibits listed in the accompanying index to exhibits are filed or incorporated by reference as part of this Quarterly Report.

Exhibit Number	Description of Exhibit
3.1	Certificate of Amendment to the Certificate of Incorporation of Acurx Pharmaceuticals, Inc. (incorporated by reference to Exhibit 3.1 to the Company’s Form 8-K filed on September 22, 2025).
4.1	Form of Pre-Funded Warrant (incorporated by reference to Exhibit 4.1 to the Company’s Form 8-K filed on April 16, 2026).
4.2	Form of Series H Common Warrant (incorporated by reference to Exhibit 4.2 to the Company’s Form 8-K filed on April 16, 2026).
10.1

Form of Securities Purchase Agreement, dated as of April 15, 2026 by and among Acurx Pharmaceuticals, Inc. and the purchasers party thereto (incorporated by reference to Exhibit 10.1 to the Company’s Form 8-K filed on April 16, 2026).

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

Acurx Pharmaceuticals, Inc.

Date: May 11, 2026	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: May 11, 2026	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)