Form 10-Q
period 2026-06-30
Acurx Pharmaceuticals, Inc.
filed 2026-08-13
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended June 30, 2026

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

As of August 13, 2026, there were 5,269,921 shares of common stock, $0.001 par value, issued and outstanding.

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	June 30,	December 31,
	2026	2025
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$10,656,386	$7,556,100
Other Receivable	95,307	48,417
Prepaid Expenses	233,084	85,018
TOTAL ASSETS	$10,984,777	$7,689,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,832,746	$2,420,943
TOTAL CURRENT LIABILITIES	2,832,746	2,420,943

TOTAL LIABILITIES	2,832,746	2,420,943

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock; $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at June 30, 2026 and December 31, 2025	—	—
Common Stock; $0.001 par value, 250,000,000 shares authorized, 4,683,253 and 2,348,113 shares issued and outstanding at June 30, 2026 and December 31, 2025, respectively	4,683	2,348
Additional Paid-In Capital	87,370,997	80,554,738
Accumulated Deficit	(79,223,649)	(75,288,494)

TOTAL SHAREHOLDERS’ EQUITY	8,152,031	5,268,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,984,777	$7,689,535

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,071,536	$524,210	$1,413,004	$1,123,009
General and Administrative	1,235,692	1,745,473	2,610,215	3,323,156
		.
TOTAL OPERATING EXPENSES	2,307,228	2,269,683	4,023,219	4,446,165

OPERATING LOSS	(2,307,228)	(2,269,683)	(4,023,219)	(4,446,165)

OTHER INCOME
Interest Income	53,055	23,404	88,064	50,693

NET LOSS	$(2,254,173)	$(2,246,279)	$(3,935,155)	$(4,395,472)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.53)	$(1.89)	$(1.13)	$(4.01)

Weighted average common shares outstanding, basic and diluted	4,259,540	1,190,266	3,493,244	1,096,620

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2025	851,534	$852	$67,936,225	$(67,321,956)	$615,121

Share-Based Compensation	—	—	333,598	—	333,598

Share-Based Compensation to settle accrued compensation	—	—	413,120	—	413,120

Share-Based Payments to Vendors	7,938	8	110,072	—	110,080

Issuance of shares of common stock in January Registered Direct Offering, net of $400,750 cash issuance costs	123,153	123	2,099,130	—	2,099,253

Issuance of shares of common stock and pre-funded warrants in 2025 March Registered Direct Offering, net of $208,580 cash issuance costs	107,500	107	889,313	—	889,420

Pre-funded Warrant Exercise	29,750	30	(30)	—	—

Net Loss	—	—	—	(2,149,193)	(2,149,193)

Balance at March 31, 2025	1,119,875	$1,120	$71,781,428	$(69,471,149)	$2,311,399

Share-Based Compensation	—	—	324,216	—	324,216

Share-Based Payments to Vendors	11,242	11	86,169	—	86,180

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $98,878 cash issuance costs	116,963	117	610,145	—	610,262

Issuance of shares of common stock related to warrant exercise, net of $186,708 cash issuance costs	222,272	222	2,480,331	—	2,480,553

Net Loss	—	—	—	(2,246,279)	(2,246,279)

Balance at June 30, 2025	1,470,352	$1,470	$75,282,289	$(71,717,428)	$3,566,331

Balance at January 1, 2026	2,348,113	$2,348	$80,554,738	$(75,288,494)	$5,268,592

Share-Based Compensation	—	—	258,287	—	258,287

Share-Based Payments to Vendors	24,874	25	60,975	—	61,000

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $28,750 cash issuance costs	1,016,119	1,016	3,105,230	—	3,106,246

Net Loss	—	—	—	(1,680,982)	(1,680,982)

Balance at March 31, 2026	3,389,106	$3,389	$83,979,230	$(76,969,476)	$7,013,143

Share-Based Compensation	—	—	200,537	—	200,537

Share-Based Payments to Vendors	36,278	36	80,963	—	80,999

Issuance of shares of common stock in 2026 April Registered Direct Offering, net of $228,140 cash issuance costs	816,068	816	2,271,042	—	2,271,858

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $15,289 cash issuance costs	441,801	442	839,225	—	839,667

Net Loss	—	—	—	(2,254,173)	(2,254,173)

Balance at June 30, 2026	4,683,253	$4,683	$87,370,997	$(79,223,649)	$8,152,031

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Six Months Ended
	June 30,
	2026	2025
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(3,935,155)	$(4,395,472)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	458,824	657,814
Share-Based Payments to Vendors	141,999	196,260
(Increase)/Decrease in:
Other Receivable	(46,890)	10,919
Prepaid Expenses	(148,066)	46,601
Accounts Payable and Accrued Expenses	411,803	(238,195)
Net Cash Used in Operating Activities	(3,117,485)	(3,722,073)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock in connection with equity line of credit purchase agreement, net of issuance costs	3,945,913	610,262
Proceeds from 2026 April Registered Direct Offering, net of issuance costs	2,271,858	—
Proceeds from 2025 March Registered Direct Offering, net of issuance costs	—	889,420
Proceeds from 2025 January Registered Direct Offering, net of issuance costs	—	2,099,253
Proceeds from 2025 Warrant Exercise, net of issuance costs	—	2,480,553
Net Cash Provided by Financing Activities	6,217,771	6,079,488
Net Increase in Cash	3,100,286	2,357,415
Cash at Beginning of Period	7,556,100	3,706,713
Cash at End of Period	$10,656,386	$6,064,128

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Share-Based Compensation to settle accrued compensation (Note 5)	$—	$413,120

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2025 Equity Line of Credit Purchase Agreement costs (Commitment shares) (Note 4)	$—	$360,000
2025 Warrant Inducement Financing cost (Note 4)	$—	$4,636,869
2025 January Registered Direct Offering costs (Note 4)	$—	$85,419
2025 March Registered Direct Offering costs (Note 4)	$—	$56,163

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

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 143,750 shares of common stock at a price of $120.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 57,961 shares of common stock and 6,538 pre-funded warrants and Series A Warrants to purchase 64,499 shares of common stock and Series B Warrants to purchase 64,499 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 30,093 shares of common stock, 36,574 pre-funded warrants, Series C Warrants to purchase 66,667 shares of common stock and Series D Warrants to purchase 66,667 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P/Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 141,516 shares of common stock for gross proceeds of approximately $9.2 million. As of January 6, 2025, the Company suspended the ATM program. In January 2025, the Company completed a registered direct offering and concurrent private placement, issuing 123,153 shares of common stock for gross proceeds of $2.5 million. In March 2025, the Company completed a registered direct offering and concurrent private placement, issuing 107,500 shares of common stock for gross proceeds of $1.1 million. On May 8, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, the Company sold 2,239,218 shares of common stock for gross proceeds of approximately $7.9 million as of June 30, 2026. On June 17, 2025, the Company entered into a warrant inducement agreement with a certain holder of existing warrants, receiving gross proceeds of approximately $2.7 million. In April 2026, the Company completed a registered direct offering and concurrent private placement, issuing 816,068 shares of common stock and 9,017 pre-funded warrants for gross proceeds of approximately $2.5 million. As of June 30, 2026, the Company had a cash balance of approximately $10.7 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed interim financial statements for the six months ended June 30, 2026. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the six months ended June 30, 2026, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the unaudited condensed interim financial statements.

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

The Company applied for a qualified small business payroll tax credit for increasing research activities, resulting in “other receivable” on the condensed interim balance sheets in the amount of $50,336 and $48,417 as of June 30, 2026 and December 31, 2025, respectively.

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

To date, the Company has not generated any product revenue. The Company expects to continue to incur significant expenses and operating losses for the foreseeable future as it advances product candidates through all stages of development and clinical trials and ultimately, seeks regulatory approval.

Cash and Concentration of Credit Risk

The Company considers all highly liquid investments with an original maturity of three months or less at the date of purchase to be cash equivalents.

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of June 30, 2026, the Company had cash of approximately $10.7 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,071,536 and $524,210 for the three months ended June 30, 2026 and 2025, respectively, and $1,413,004 and $1,123,009 for the six months ended June 30, 2026 and 2025, respectively.

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

Major Vendor

The Company had three major vendors that accounted for approximately 34%, 17% and 13% of the research and development expenditures for the three months ended June 30, 2026 and two major vendors that accounted for approximately 31% and 11% for three months ended June 30, 2025. The Company had three major vendors that accounted for approximately 26% , 13% and 12% of the research and development expenditures for the six months ended June 30, 2026 and three major vendors that accounted for approximately 21%, 17% and 10% for the six months ended June 30, 2025.

These vendors also accounted for approximately 14% and 6% of the total accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025, respectively. The Company continues to maintain these vendor relationships.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of June 30, 2026 and December 31, 2025 were as follows:

	June 30, 2026	December 31, 2025
Accrued research and development	$2,765,832	$2,311,348
Accrued compensation expenses	31,864	39,011
Accrued professional fees	31,225	63,782
Other accounts payable and accrued expenses	3,825	6,802
Total	$2,832,746	$2,420,943

NOTE 4 – ISSUANCE OF EQUITY INTERESTS

On August, 4, 2025, the Company effected a 1-for-20 reverse stock split of its issued and outstanding shares of common stock. The Company accounted for the reverse stock split on a retrospective basis pursuant to ASC 260, Earnings Per Share. All issued and outstanding common stock, common stock warrants, stock option awards, exercise prices and per share data have been adjusted in these condensed interim financial statements, on a retrospective basis, to reflect the reverse stock split for all periods presented. Authorized common stock was not adjusted as a result of the reverse stock split.

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

In connection with the January 2025 Offering, the Company issued 7,389 warrants to the placement agent. Such warrants have an exercise price of $25.38 per share and will expire on January 6, 2030. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $85,419. The inputs utilized in the calculation were as follows: five-year term, 4.46% risk-free rate, stock price at grant date of $16.20 and 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

The January 2025 Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March 2025 Registered Offering”) by the Company directly to the investor (i) 107,500 shares of common stock at a purchase price of $8.00 per share and (ii) pre-funded common stock purchase warrants (the “March 2025 Pre-Funded Warrants”) to purchase up to 29,750 shares of common stock at a purchase price of $7.998 per March 2025 Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent’s fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the March 2025 Registered Offering for working capital and other general corporate purposes. As of June 30, 2026, all of the March 2025 Pre-Funded Warrants were exercised.

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

In connection with the March 2025 Offering, the Company issued 8,235 warrants to the placement agent. Such warrants have an exercise price of $10.00 per share and will expire on July 19, 2027. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $56,163. The inputs utilized in the calculation were as follows: five-year term, 3.98% risk-free rate, stock price at grant date of $9.00 and a 102% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

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

The Company sold 72,000 shares of its common stock under the ELOC at a weighted-average price of $9.95 per share, raising $709,140 of gross proceeds and net proceeds of $610,262 after deducting related fees and expenses for the six months ended June 30, 2025.

The Company sold 1,487,821 shares of its common stock under the ELOC at a weighted-average price of $2.68 per share, raising $3,989,952 of gross proceeds for the six months ended June 30, 2026.

The Company recorded a receivable of $44,971 for 29,901 shares sold under the ELOC yet to be issued by the transfer agent as of June 30, 2026. The receivable for the unsettled shares as of June 30, 2026 is included in the “Other Receivable” balance in the accompanying balance sheets. The payment of this receivable was received and 29,901 shares were issued and recorded on July 1, 2026.

On June 17, 2025, the Company entered into a warrant inducement agreement (the “Letter Agreement”) with certain of its existing warrant holders for the exercise of warrants to purchase an aggregate of 222,272 shares of its common stock having a current exercise price of (i) Series A warrants to purchase 61,538 shares of common stock at $65.00 per share, (ii) Series B warrants to purchase 27,400 shares of common stock at $65.00 per share, (iii) Series C warrants to purchase 66,667 shares of common stock at $65.20 per share and (iv) Series D warrants to purchase 66,667 shares of common stock at $65.20 per share, originally issued in July 2022 and May 2023, (collectively, the “Existing Warrants”) at a reduced exercise price of $12.00 per share, in consideration for the issuance of (i) Series G-1 warrants to purchase up to an aggregate of 311,180 shares of common stock with a term of five years and (ii) Series G-2 warrants to purchase up to an aggregate of 133,363 shares of common stock with a term of five years from September 16, 2025, each at an exercise price of $8.50 per share (collectively, the “Series G Warrants”). The Company received gross proceeds from the exercise of the Existing Warrants of approximately $2.7 million and net proceeds of $2.5 million after deducting fees and transaction expenses payable by the Company. The reduction of the exercise price represented a modification to the Existing Warrants. This modification of Existing Warrants, together with the issuance of the Series G-1 and G-2 warrants, resulted in a total non-cash equity issuance cost of $4,527,245. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the financing. The warrant inducement transaction closed on June 20, 2025. The Company expects to use the net proceeds of these transactions for general corporate and working capital purposes.

Pursuant to the engagement letter entered into with H.C. Wainwright & Co., LLC (“Wainwright”) in connection with prior financings by the Company and as previously disclosed in the Company’s prior filings with the U.S. Securities and Exchange Commission, the Company paid a fee to Wainwright equal to 7.0% of the gross proceeds from the transactions contemplated by the Letter Agreement and issued to Wainwright and its designees warrants to purchase up to an aggregate of 13,336 shares of common stock, which have the same terms as the Series G Warrants, except that they have an exercise price of $15.00 per share. The Company used Black-Scholes model to calculate the estimated fair value of the warrants of $109,624. The inputs utilized in the calculation were as follows; five-year term, 3.96% risk-free rate, stock price at grant date of $11.00 and a 105% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

On April 15, 2026, the Company, in a registered direct offering (the “April 2026 Registered Offering”) sold (i) 816,068 shares of common stock, par value $0.001 per share, of the Company at a purchase price of $3.03 per share and (ii) pre-funded common stock purchase warrants to purchase up to 9,017 shares of Common Stock at a purchase price of $3.029 per share for aggregate gross proceeds of approximately $2.5 million, before deducting the placement agent fees and related offering expenses. The Company intends to use the net proceeds from the April 2026 Registered Offering for working capital and other general corporate purposes.

In a concurrent private placement (the “April 2026 Private Placement”), the Company issued unregistered 24-month term warrants to purchase up to 1,650,170 shares of common stock. These warrants have an exercise price of $2.78 per share, were immediately exercisable upon issuance and will expire on May 11, 2028.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of June 30, 2026:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2025	922,879	$15.24
Issued	1,659,187	2.76
Exercised	—	—
Expired	(7,500)	150.00
Balance at June 30, 2026	2,574,566	$6.81

The weighted average contractual life of the outstanding warrants is 2.26 years.

NOTE 5 – SHARE-BASED COMPENSATION

The Company’s 2021 Equity Incentive Plan (the “Plan”) currently reserves an aggregate of 425,732 shares of common stock, subject to adjustments as provided in the Plan, of which 106,947 are currently still available for issuance as of June 30, 2026. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

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

In April 2026, the Company granted stock options to purchase a total of 120,850 to its four employees, five independent board of directors and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $2.36, which was the grant date fair value of the common stock, with the employees’ and consultants’ options vesting monthly over 36 months, and independent board of directors’ options vesting on the one-year anniversary of the grant date.

A summary of the Company’s stock option issuances and associated general and administrative expenses is as follows:

	Six Months Ended			Three Months Ended		Six Months Ended
Stock Option		Number of	Exercise	June 30,		June 30,
Issuance Date		Options	Price	2026	2025	2026	2025
June 2021		40,375	$125.20	$—	$—	$—	$—
July 2021		77,500	123.60	—	—	—	—
January 2022		4,000	88.80	—	—	—	6,317
April 2022		1,500	75.80	—	1,793	—	7,170
February 2023		23,375	68.20	—	109,521	73,014	219,042
June 2023		2,500	55.00	—	—	—	—
February 2024		41,750	63.00	183,713	183,713	367,426	367,426
June 2024		3,000	47.60	—	27,630	—	55,260
January 2025		1,500	15.54	1,560	1,559	3,120	2,599
February 2025		32,275	15.96	—	—	—	—
April 2026		120,850	2.36	15,264	—	15,264	—
Total		348,625		$200,537	$324,216	$458,824	$657,814

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Three Months Ended
	June 30,
	2026		2025
Expected term	6.2	years	5.0	years
Volatility	104%		102%
Dividend yield	—%		—%
Risk-free interest rate	4%		4.25%
Weighted average grant date fair value	$1.94		$12.33

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2025	227,775	$88.45	6.76	$—
Granted	120,850	2.36	9.83	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at June 30, 2026	348,625	$58.61	7.50	$—
Exercisable	223,822	$87.41	6.29	$—

The total non-cash compensation expense for these options not yet recognized as of June 30, 2026 was $719,063. The weighted average vesting period for the unvested options is 2.31 years. The weighted average grant date fair value of all options granted as of June 30, 2026 is $45.61. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants of 500 shares of common stock. The equity payments were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 1,000 shares of common stock with grant date fair values of $16.80 and $8.00, and recorded general and administrative expenses of $4,100 and $12,500 for the three and six months ended June 30, 2025, respectively and $0 for the each of three and six months ended June 30, 2026.

In addition, in the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants equal to $21,000 worth of common stock and certain cash payments. The cash payments were expensed over the service period and the equity components were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 3,880 shares of common stock with grant date fair value of $14.60 and $8.60 and recorded general and administrative expenses of $21,000 and $42,000 for the three and six months ended June 30, 2025, respectively. This agreement was renewed in the fourth quarter of 2025 for an additional 12-month term and pursuant to the agreement, the Company issued 18,546 shares of common stock with a grant date fair value of $2.38 and $2.16 and recorded general and administrative expenses of $21,000 and $41,999 for the three and six months ended June 30, 2026, respectively.

In the first quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. Pursuant to the agreement, the Company issued a total of 12,000 shares of common stock and made a certain cash payment. The cash payment and the equity components were expensed consistently over the contractual vesting period. The Company issued 12,000 shares of common stock with grant date fair values ranging from $6.80 to $16.16, and recorded general and administrative expenses of $0 and $43,600 for the three months ended June 30, 2026 and 2025, respectively and $0 and $124,280 for the six months ended June 30, 2026 and 2025 respectively.

In the second quarter of 2025, the Company entered into an agreement with a vendor to provide investor relation services for a six-month term. Pursuant to the agreement, the Company issued 2,300 shares of common stock with a grant date fair value of $7.60 and recorded general and administrative expense of $17,480 for the three and six months ended June 30, 2025. This agreement was amended in the third quarter of 2025 and in the second quarter of 2026 for additional six-month terms each. Pursuant to the amended agreements, the Company made monthly grants equal to $20,000 worth of common stock and certain cash payments. The cash payments and the equity components were expensed consistently over the contractual vesting period. The Company issued 42,606 shares of common stock with grant date fair values ranging from $1.79 to $3.43 and recorded general and administrative expenses of $60,000 and $100,000 for the three and six months ended June 30, 2026, respectively.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the three and six months ended June 30, 2026 and 2025 were determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 2,574,566 warrants and 348,625 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

NOTE 9 – SUBSEQUENT EVENTS

Under the ELOC, the Company sold an additional 515,141 shares of common stock for approximately $0.7 million, bringing the cumulative total to 2,754,359 shares of common stock, with gross proceeds of approximately $8.7 million through August 12, 2026.

On July 22, 2026, the Securities and Exchange Commission (“SEC”) issued an order approving Nasdaq’s new rules requiring listed companies to maintain a Market Value of Listed Securities (“MVLS”) of at least $5 million. Under the new rules, every company listed on the Nasdaq Global Select Market, Nasdaq Global Market, or Nasdaq Capital Market must now maintain an MVLS of at least $5 million as an ongoing condition of listing. This requirement applies across all three Nasdaq tiers. If a company’s MVLS falls below $5 million for 30 consecutive business days, Nasdaq staff will issue a staff delisting determination, the company’s securities will be immediately suspended from trading and delisting proceedings will commence. Shares will then generally begin trading on the over-the-counter market. Unlike certain other continued listing deficiencies (which afford companies an opportunity to submit a compliance plan or benefit from a cure period), the MVLS requirement provides no such relief. A timely request for a hearing before the Nasdaq Hearings Panel will not automatically stay the suspension of trading. The Hearings Panel may, in its discretion: (a) reverse the delisting determination only if it was made in error, or (b) grant an exception of up to 180 days for the company to demonstrate compliance with Nasdaq’s initial listing standards (which are generally higher than continued listing standards). An adverse decision may be further appealed to the Nasdaq Listing and Hearing Review Council.

On July 29, 2026, the SEC stayed the new $5 million MVLS requirement pending further review.

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

In a concurrent private placement to the April 2026 Registered Offering, the Company issued unregistered 24 month term warrants to purchase up to 1,650,170 shares of Common stock. These warrants have an exercise price of $2.78 per share, were immediately exercisable upon issuance and will expire on May 11, 2028.

Ibezapolstat Program Clinical Development

On March 9, 2026, the Company announced a new clinical development initiative to expand the ibezapolstat program into recurrent C. difficile infection (rCDI). The initiative includes an open label pilot trial in multiply recurrent CDI that will enroll up to 20 patients who have experienced at least two recurrences within the past 12 months. Trial start up activities began in the second quarter, and first patient enrollment is expected in the fourth quarter of this year. The Company intends to use data from this 20 patient study to inform the design of a planned active controlled Phase 3 registration trial in rCDI. Following a successful pivotal Phase 3 study, the Company plans to seek the United States Food and Drug Administration’s approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) for treatment and prevention of rCDI.

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

Reverse Stock Split

On August 4, 2025, we effected a 1-for-20 reverse stock split of our issued and outstanding shares of common stock, and as a result of the reverse stock split, on August 26, 2025, we regained compliance with the minimum bid price requirement of $1.00 per share under Nasdaq Listing Rule 5550(a)(2). In addition, we met the minimum stockholders’ equity threshold of $2.5 million under Listing Rule 5550(b)(1). We are now in full compliance with all Nasdaq continued listing requirements and our common stock is currently listed and traded on the Nasdaq Stock Market.

The Lincoln Park Transaction

On May 8, 2025, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $12.0 million of our common stock (subject to certain limitations) from time to time over the term of the Lincoln Park Purchase Agreement (of which an aggregate of $8.7 million of shares of common stock have already been issued and sold to Lincoln Park) (the “ELOC”). Pursuant to the Lincoln Park Purchase Agreement, we issued 44,963 shares of common stock to Lincoln Park as a fee for making its irrevocable commitment to purchase our common stock under the Lincoln Park Purchase Agreement (the “Commitment Shares”). Also on May 8, 2025, we entered into a registration rights agreement with Lincoln Park (the “Registration Rights Agreement”), pursuant to which we filed with the SEC a registration statement (the “First Registration Statement”) on Form S-1 (Registration No. 333-287478) to register up to 544,963 shares of common stock that have subsequently been issued and sold by us to Lincoln Park, consisting of (i) 500,000 shares of common stock that we issued and sold to Lincoln Park as Purchase Shares, commencing on the Commencement Date (as defined below) for aggregate gross proceeds of $3.0 million, and (ii) 44,963 Commitment Shares. Under the applicable rules of The Nasdaq Stock Market, on July 17, 2025, we obtained stockholder approval to issue to Lincoln Park, pursuant to the Lincoln Park Purchase Agreement, shares of our common stock, including the Commitment Shares, which exceed 220,315 shares, which was equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Lincoln Park Purchase Agreement. On October 20, 2025, we filed with the SEC a registration statement (the “Second Registration Statement) on Form S-1 (Registration No. 333-290968) to register up to 585,000 shares of common stock. On February 2, 2026, we filed with the SEC a registration statement (the “Third Registration Statement” on Form S-1 (Registration No. 333-293136) to register up to 750,000 shares of common stock. On May 4, 2026, we filed with the SEC a registration statement (the “Fourth Registration Statement” and, together with the First Registration Statement and the

Second Registration Statement and the Third Registration Statement, the “Prior Registration Statements”) on Form S-1 (Registration No. 333-295527) to register up to 1,300,000 shares of common stock. To date, we have issued and sold 2,754,359 shares of common stock pursuant to the Prior Registration Statements for aggregate gross proceeds of $8.7 million.

Nasdaq Market Value of Listed Securities Requirement

On July 22, 2026, the Securities and Exchange Commission (“SEC”) issued an order approving Nasdaq’s new rules requiring listed companies to maintain a Market Value of Listed Securities (“MVLS”) of at least $5 million.  Under the new rules, every company listed on the Nasdaq Global Select Market, Nasdaq Global Market, or Nasdaq Capital Market must now maintain an MVLS of at least $5 million as an ongoing condition of listing. This requirement applies across all three Nasdaq tiers.  If a company’s MVLS falls below $5 million for 30 consecutive business days, Nasdaq staff will issue a staff delisting determination, the company’s securities will be immediately suspended from trading and delisting proceedings will commence. Shares will then generally begin trading on the over-the-counter market.  Unlike certain other continued listing deficiencies (which afford companies an opportunity to submit a compliance plan or benefit from a cure period), the MVLS requirement provides no such relief.  A timely request for a hearing before the Nasdaq Hearings Panel will not automatically stay the suspension of trading. The Hearings Panel may, in its discretion: (a) reverse the delisting determination only if it was made in error, or (b) grant an exception of up to 180 days for the company to demonstrate compliance with Nasdaq’s initial listing standards (which are generally higher than continued listing standards). An adverse decision may be further appealed to the Nasdaq Listing and Hearing Review Council.

On July 29, 2026, the SEC stayed the new $5 million MVLS requirement pending further review.

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

Results of Operations

Three Months Ended June 30, 2026 Compared to the Three Months Ended June 30, 2025

The following table presents a summary of the changes in our results of operations for the three months ended June 30, 2026 compared with the three months ended June 30, 2025:

	Three Months Ended
	June 30,		Percentage
	2026	2025	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,072	$524	104%
General and Administrative	1,236	1,745	(29)%
TOTAL OPERATING EXPENSES	2,308	2,269	2%

OPERATING LOSS	(2,308)	(2,269)	2%

OTHER INCOME
Interest Income	53	23	131%

Net Loss	$(2,255)	$(2,246)	0%

Research and Development Expenses

Research and development expenses were $1.1 million for the three months ended June 30, 2026 and $0.5 million for the three months ended June 30, 2025, an increase of $0.6 million due to $0.3 million increase in manufacturing related costs and $0.3 million increase in consulting fees as a result of costs associated with new recurrent CDI trial program.

General and Administrative Expenses

General and administrative expenses were $1.2 million for the three months ended June 30, 2026 and $1.7 million for the three months ended June 30, 2025, a decrease of $0.5 million. The decrease was primarily due to a $0.3 million decrease in professional fees, a $0.1 million decrease in legal fees and a $0.1 million decrease in share-based compensation expense.

Net Loss

Net loss was $2.3 million and $2.2 million for the three months ended June 30, 2026, and 2025, respectively.

Six Months Ended June 30, 2026 Compared to the Six Months Ended June 30, 2025

The following table presents a summary of the changes in our results of operations for the six months ended June 30, 2026 compared with the six months ended June 30, 2025:

	Six Months Ended
	June 30,		Percentage
	2026	2025	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,413	$1,123	26%
General and Administrative	2,610	3,323	(21)%
TOTAL OPERATING EXPENSES	4,023	4,446	(10)%

OPERATING LOSS	(4,023)	(4,446)	(10)%

OTHER INCOME
Interest Income	88	51	73%

Net Loss	$(3,935)	$(4,395)	(10)%

Research and Development Expenses

Research and development expenses were $1.4 million for the six months ended June 30, 2026 and $1.1 million for the six months ended June 30, 2025, an increase of $0.3 million primarily due to $0.1 million increase in consulting fees and $0.2 increase in manufacturing related costs as a result of costs associated with new recurrent CDI trial program.

General and Administrative Expenses

General and administrative expenses were $2.6 million for the six months ended June 30, 2026 and $3.3 million for the six months ended June 30, 2025, a decrease of $0.7 million. The decrease was primarily due to $0.3 million decrease in professional fees, $0.2 million in legal fees and $0.2 million decrease in share-based compensation related costs.

Net Loss

Net loss was $3.9 million for the six months ended June 30, 2026 and $4.4 million for the six months ended June 30, 2025, a decrease of $0.5 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $79.2 million as of June 30, 2026. We have funded our operations primarily from equity issuances. We received net proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established an “At-the-Market” program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million (the “ATM Program”). Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commissions and other related expenses of $0.4 million. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock. Under the ELOC, we raised net proceeds of approximately $7.8 million after deducting related fees and expenses as of June 30, 2026. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses. In April 2026, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $2.3 million after deducting placement agent fees and offering expenses.

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

As of June 30, 2026, we had working capital of $8.2 million, consisting primarily of $10.7 million of cash and $0.3 million of prepaid expenses and other receivable, offset by approximately $2.8 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Six Months Ended
	June 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$(3,117)	$(3,722)
Financing activities	6,217	6,079
Net increase in cash	$3,100	$2,357

Net Cash Used in Operating Activities

Net cash used in operating activities was $3.1 million for the six months ended June 30, 2026. The net loss was greater than the net cash used in operating activities by $0.8 million, primarily attributable to share-based compensation and share-based vendor payments of $0.6 million and increase in accounts payable and accrued expenses of $0.4 million, offset by increase in other receivable and prepaid expenses of $0.2 million.

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

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $6.2 million for the six months ended June 30, 2026, which was attributable to the sales related to the equity line of credit purchase agreement and the April 2026 Registered Direct Offering (as defined in Note-4 to our condensed interim financial statements contained in Item 1 of this Quarterly Report on Form 10-Q).

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $3.9 million for the six months ended June 30, 2026 and $8.0 million for the year ended December 31, 2025. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

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

As of June 30, 2026, we had approximately $10.7 million in cash. In June 2021, we completed the IPO for net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. We sold a total of 145,516 shares of our common stock under the ATM Program, at a weighted-average price of $65.20 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, we raised net proceeds of approximately $7.8 million after deducting related fees and expenses as of June 30, 2026. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses. In April 2026, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $2.3 million after deducting placement agent fees and offering expenses.

We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed interim financial statements for the six months ended June 30, 2026. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Our officers, directors and their affiliates currently collectively own 339,579 shares of our common stock (on an as-converted basis) or approximately 7% of our outstanding shares of common stock (on an as-converted basis) as of June 30, 2026. Accordingly, if these stockholders were to choose to act together, they could have a significant influence over all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions, such as a merger or other sale of our company or all or a significant percentage of our assets. This concentration of ownership could limit your ability to influence corporate matters and may have the effect of delaying or preventing a third party from acquiring control over us.

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

On July 22, 2026, the Securities and Exchange Commission (“SEC”) issued an order approving Nasdaq’s new rules requiring listed companies to maintain a Market Value of Listed Securities (“MVLS”) of at least $5 million. Under the new rules, every company listed on the Nasdaq Global Select Market, Nasdaq Global Market, or Nasdaq Capital Market must now maintain an MVLS of at least $5 million as an ongoing condition of listing. This requirement applies across all three Nasdaq tiers. If a company’s MVLS falls below $5 million for 30 consecutive business days, Nasdaq staff will issue a staff delisting determination, the company’s securities will be immediately suspended from trading and delisting proceedings will commence. Shares will then generally begin trading on the over-the-counter market. Unlike certain other continued listing deficiencies (which afford companies an opportunity to submit a compliance plan or benefit from a cure period), the MVLS requirement provides no such relief. A timely request for a hearing before the Nasdaq Hearings Panel will not automatically stay the suspension of trading. The Hearings Panel may, in its discretion: (a) reverse the delisting determination only if it was made in error, or (b) grant an exception of up to 180 days for the company to demonstrate compliance with Nasdaq’s initial listing standards (which are generally higher than continued listing standards). An adverse decision may be further appealed to the Nasdaq Listing and Hearing Review Council.

On July 29, 2026, the SEC stayed the new $5 million MVLS requirement pending further review.

Should we fail to satisfy additional continued listing requirements, such as the corporate governance requirements, Stockholders’ Equity Requirement, or the Minimum Bid Price and MVLS Requirement, Nasdaq may take steps to delist our common stock. Such a delisting would likely have a negative effect on the price of our common stock, and would impair your ability to sell or purchase our common stock when you wish to do so. In the event of a delisting, we would take actions to restore our compliance with Nasdaq’s listing requirements, but we can provide no assurance that any such action taken by us would allow our common stock to become listed again, stabilize the market price or improve the liquidity of our common stock, prevent our common stock from dropping below Nasdaq’s Minimum Bid Price Requirement or prevent future non-compliance with the Nasdaq’s listing requirements.

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

ITEM 2.    UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

There were no unregistered sales of equity securities during the period covered by this report.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the six months ended June 30, 2026.

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

32.1**	Certification of Principal Executive Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
32.2**	Certification of Principal Financial and Accounting Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
101.INS	Inline XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	Inline XBRL Taxonomy Extension Schema Document
101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document
101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document
104	Cover Page Interactive Data File (Embedded within the Inline XBRL document and included in Exhibit)

*	Filed herewith.

** These certifications are furnished to the SEC pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 and are deemed not filed for purposes of Section 18 of the Securities Exchange Act, nor shall they be deemed incorporated by reference in any filing under the Securities Act, except as shall be expressly set forth by specific reference in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Acurx Pharmaceuticals, Inc.

Date: August 13, 2026	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: August 13, 2026	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)