Form 10-Q
period 2026-09-30
Acurx Pharmaceuticals, Inc.
filed 2026-11-12
CIK 1736243

f

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark one)

☒Quarterly Report Under Section 13 or 15(d) of the Securities Exchange Act of 1934

For the Quarterly Period Ended September 30, 2026

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

As of November 12, 2026, there were  6,058,135 shares of common stock, $0.001 par value, issued and outstanding.

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

We have based these forward-looking statements on our current expectations and projections about future events and trends that we believe may affect our financial condition, results of operations, strategy, short- and long-term business operations and objectives, and financial needs. These forward-looking statements are subject to a number of risks, uncertainties and assumptions, including those described in Part II, Item 1A “Risk Factors.” In light of these risks, uncertainties and assumptions, the forward-looking events and circumstances included herein may not occur, and actual results could differ materially and adversely from those anticipated or implied in the forward-looking statements. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Forward-looking statements include, but are not limited to, statements about:

●	our ability to obtain and maintain regulatory approval of ibezapolstat and/or our other product candidates;
●	our ability to successfully commercialize and market ibezapolstat and/or our other product candidates, if approved;
●	our ability to contract with third-party suppliers, manufacturers and other service providers and their ability to perform adequately;
●	the potential market size, opportunity and growth potential for ibezapolstat and/or our other product candidates, if approved;
●	our ability to build our own sales and marketing capabilities, or seek collaborative partners, to commercialize ibezapolstat and/or our other product candidates, if approved;
●	our ability to obtain funding for our operations;
●	the initiation, timing, progress and results of our preclinical studies and clinical trials, and our research and development programs;
●	the timing of anticipated regulatory filings;
●	the timing of availability of data from our clinical trials;
●	the accuracy of our estimates regarding expenses, capital requirements and needs for additional financing;
●	our ability to retain the continued service of our key professionals and to identify, hire and retain additional qualified professionals;
●	our ability to advance product candidates into, and successfully complete, clinical trials;
●	our ability to recruit and enroll suitable patients in our clinical trials and the timing of enrollment;
●	the timing or likelihood of the accomplishment of various scientific, clinical, regulatory and other product development objectives;
●	the pricing and reimbursement of our product candidates, if approved;

●	the rate and degree of market acceptance of our product candidates, if approved;
●	the implementation of our business model and strategic plans for our business, product candidates and technology;
●	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates and technology;
●	developments relating to our competitors and our industry;
●	the development of major public health concerns, including pandemics arising globally, and the future impact of them on our clinical trials, business operations and funding requirements;
●	the effects of the recent disruptions to and volatility in the credit and financial markets in the United States and worldwide from the conflict between Russia and Ukraine, geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and tensions in the Middle East;
●	the volatility of the price of our common stock;
●	our financial performance;
●	our ability to comply with the listing requirements of The Nasdaq Capital Market and any delisting or potential delisting of shares of our common stock; and
●	other risks and uncertainties, including those listed in Part II, Item 1A “Risk Factors.”

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

PART I - FINANCIAL INFORMATION

ITEM 1. CONDENSED INTERIM FINANCIAL STATEMENTS.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM BALANCE SHEETS

	September 30,	December 31,
	2026	2025
	(unaudited)	(Note 2)
ASSETS

CURRENT ASSETS
Cash	$9,654,532	$7,556,100
Other Receivable	42,127	48,417
Prepaid Expenses	640,608	85,018
TOTAL ASSETS	$10,337,267	$7,689,535

LIABILITIES AND SHAREHOLDERS’ EQUITY

CURRENT LIABILITIES
Accounts Payable and Accrued Expenses	$2,993,238	$2,420,943
TOTAL CURRENT LIABILITIES	2,993,238	2,420,943

TOTAL LIABILITIES	2,993,238	2,420,943

COMMITMENTS AND CONTINGENCIES

SHAREHOLDERS' EQUITY
Preferred Stock; $0.001 par value, 10,000,000 shares authorized, no shares issued and outstanding at September 30, 2026 and December 31, 2025	—	—
Common Stock; $0.001 par value, 250,000,000 shares authorized, 5,879,237 and 2,348,113 shares issued and outstanding at September 30, 2026 and December 31, 2025, respectively	5,879	2,348
Additional Paid-In Capital	89,145,371	80,554,738
Accumulated Deficit	(81,807,221)	(75,288,494)

TOTAL SHAREHOLDERS’ EQUITY	7,344,029	5,268,592

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$10,337,267	$7,689,535

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF OPERATIONS

	Three Months Ended		Nine Months Ended
	September 30,		September 30,
	2026	2025	2026	2025
	(unaudited)	(unaudited)	(unaudited)	(unaudited)
OPERATING EXPENSES
Research and Development	$1,116,515	$429,691	$2,529,520	$1,552,699
General and Administrative	1,515,224	1,599,010	4,125,437	4,922,168
		.
TOTAL OPERATING EXPENSES	2,631,739	2,028,701	6,654,957	6,474,867

OPERATING LOSS	(2,631,739)	(2,028,701)	(6,654,957)	(6,474,867)

OTHER INCOME
Interest Income	48,167	35,911	136,230	86,605

NET LOSS	$(2,583,572)	$(1,992,790)	$(6,518,727)	$(6,388,262)

LOSS PER SHARE
Basic and diluted net loss per common share	$(0.49)	$(1.23)	$(1.59)	$(5.01)

Weighted average common shares outstanding, basic and diluted	5,315,469	1,625,805	4,107,327	1,275,592

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2026	2,348,113	$2,348	$80,554,738	$(75,288,494)	$5,268,592

Share-Based Compensation	—	—	258,287	—	258,287

Share-Based Payments to Vendors	24,874	25	60,975	—	61,000

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $28,750 cash issuance costs	1,016,119	1,016	3,105,230	—	3,106,246

Net Loss	—	—	—	(1,680,982)	(1,680,982)

Balance at March 31, 2026	3,389,106	$3,389	$83,979,230	$(76,969,476)	$7,013,143

Share-Based Compensation	—	—	200,537	—	200,537

Share-Based Payments to Vendors	36,278	36	80,963	—	80,999

Issuance of shares of common stock in 2026 April Registered Direct Offering, net of $228,140 cash issuance costs	816,068	816	2,271,042	—	2,271,858

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $15,289 cash issuance costs	441,801	442	839,225	—	839,667

Net Loss	—	—	—	(2,254,173)	(2,254,173)

Balance at June 30, 2026	4,683,253	$4,683	$87,370,997	$(79,223,649)	$8,152,031

Share-Based Compensation	—	—	208,169	—	208,169

Share-Based Payments to Vendors	55,750	56	80,944	—	81,000

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $36,618 cash issuance costs	1,140,234	1,140	1,485,261	—	1,486,401

Net Loss	—	—	—	(2,583,572)	(2,583,572)

Balance at September 30, 2026	5,879,237	$5,879	$89,145,371	$(81,807,221)	$7,344,029

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY (unaudited)

	Common Stock
			Additional		Total
			Paid-In	Accumulated	Shareholders’
	Shares	Amount	Capital	Deficit	Equity

Balance at January 1, 2025	851,534	$852	$67,936,225	$(67,321,956)	$615,121

Share-Based Compensation	—	—	333,598	—	333,598

Share-Based Compensation to settle accrued compensation	—	—	413,120	—	413,120

Share-Based Payments to Vendors	7,938	8	110,072	—	110,080

Issuance of shares of common stock in January Registered Direct Offering, net of $400,750 cash issuance costs	123,153	123	2,099,130	—	2,099,253

Issuance of shares of common stock and pre-funded warrants in 2025 March Registered Direct Offering, net of $208,580 cash issuance costs	107,500	107	889,313	—	889,420

Pre-funded Warrant Exercise	29,750	30	(30)	—	—

Net Loss	—	—	—	(2,149,193)	(2,149,193)

Balance at March 31, 2025	1,119,875	$1,120	$71,781,428	$(69,471,149)	$2,311,399

Share-Based Compensation	—	—	324,216	—	324,216

Share-Based Payments to Vendors	11,242	11	86,169	—	86,180

Issuance of shares of common stock related to equity line of credit purchase agreement, net of $98,878 cash issuance costs	116,963	117	610,145	—	610,262

Issuance of shares of common stock related to warrant exercise, net of $186,708 cash issuance costs	222,272	222	2,480,331	—	2,480,553

Net Loss	—	—	—	(2,246,279)	(2,246,279)

Balance at June 30, 2025	1,470,352	$1,470	$75,282,289	$(71,717,428)	$3,566,331

Reverse Stock Split fractional share adjustment	(167)	—	(1,040)	—	(1,040)

Share-Based Compensation	—	—	294,793	—	294,793

Share-Based Payments to Vendors	8,582	9	45,050	—	45,059

Issuance of shares of common stock related to equity line of credit purchase agreement	321,532	321	1,724,362	—	1,724,683

Net Loss	—	—	—	(1,992,790)	(1,992,790)

Balance at September 30, 2025	1,800,299	$1,800	$77,345,454	$(73,710,218)	$3,637,036

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

CONDENSED INTERIM STATEMENTS OF CASH FLOWS

	Nine Months Ended
	September 30,
	2026	2025
	(unaudited)	(unaudited)
Cash Flows from Operating Activities:
Net Loss	$(6,518,727)	$(6,388,262)
Adjustments to Reconcile Net Loss to Net Cash Used in Operating Activities:
Share-Based Compensation	666,993	952,607
Share-Based Payments to Vendors	222,999	241,319
(Increase)/Decrease in:
Other Receivable	6,290	10,919
Prepaid Expenses	(555,590)	(58,078)
Accounts Payable and Accrued Expenses	572,295	(361,547)
Net Cash Used in Operating Activities	(5,605,740)	(5,603,042)

Cash Flows from Financing Activities:
Proceeds from issuance of common stock in connection with equity line of credit purchase agreement, net of issuance costs	5,432,314	2,334,945
Proceeds from 2026 April Registered Direct Offering, net of issuance costs	2,271,858	—
Proceeds from 2025 March Registered Direct Offering, net of issuance costs	—	889,420
Proceeds from 2025 January Registered Direct Offering, net of issuance costs	—	2,099,253
Proceeds from 2025 Warrant Exercise, net of issuance costs	—	2,480,553
Reverse Stock Split fractional share adjustment	—	(1,040)
Net Cash Provided by Financing Activities	7,704,172	7,803,131
Net Increase in Cash	2,098,432	2,200,089
Cash at Beginning of Period	7,556,100	3,706,713
Cash at End of Period	$9,654,532	$5,906,802

SUPPLEMENTAL DISCLOSURE OF NON-CASH OPERATING ACTIVITIES
Share-Based Compensation to settle accrued compensation (Note 5)	$—	$413,120

SUPPLEMENTAL DISCLOSURE OF NON-CASH FINANCING ACTIVITIES
2025 Equity Line of Credit Purchase Agreement costs (Commitment shares) (Note 4)	$—	$360,000
2025 Warrant Inducement Financing cost (Note 4)	$—	$4,636,869
2025 January Registered Direct Offering costs (Note 4)	$—	$85,419
2025 March Registered Direct Offering costs (Note 4)	$—	$56,163

See accompanying notes to condensed interim financial statements.

ACURX PHARMACEUTICALS, INC.

NOTES TO THE CONDENSED INTERIM FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1 – NATURE OF OPERATIONS

Business

Acurx Pharmaceuticals, Inc., a Delaware corporation and, formerly Acurx Pharmaceuticals, LLC (the “Company”), is a clinical stage biopharmaceutical company formed in July 2017, with operations commencing in February 2018. The Company is focused on developing a novel class of antibiotics that address serious or life-threatening bacterial infections.

In February 2018, the Company purchased the active pharmaceutical ingredient, the intellectual property and other rights to an antibiotic product candidate known as GLS362E, renamed ACX-362E and then approved non-proprietary name, ibezapolstat, (the “Asset”) from GLSynthesis, Inc. The proprietary or brand name CIFBEZY, has received trademark approval from the USPTO and conditional approval from the FDA for use in the U.S. The Company paid $110,174 in cash, along with granting 100,000 Class B Membership Interests, profits interests as defined in the operating agreement, with an exercise price of $0.10 per share. The Company was also required to make certain milestone payments totaling $700,000 in aggregate if certain milestones are achieved, $200,000 of which has already been paid by the Company and royalty payments equal to 4% of net sales for a period of time equal to the last to expire of any applicable patents, as defined in the asset purchase agreement. The purchase of the Asset has resulted in our lead antibiotic product candidate, ibezapolstat, which targets the treatment of C. difficile infections (“CDI”).

The Company’s primary activities since inception aside from organizational activities have included performing research and development activities relating to the development of its two antibiotic candidates and raising funds through equity offerings including its initial public offering (“IPO”) consummated in June 2021. The Company has not generated any revenues since inception.

The Company has experienced net losses and negative cash flows from operations since inception and expects these conditions to continue for the foreseeable future. The Company has needed to raise capital from sales of its securities to sustain operations. On June 29, 2021, the Company completed the IPO, issuing 143,750 shares of common stock at a price of $120.00 per share, with gross proceeds of approximately $17.3 million. On July 27, 2022, the Company completed a registered direct offering and a concurrent private placement, issuing 57,961 shares of common stock and 6,538 pre-funded warrants and Series A Warrants to purchase 64,499 shares of common stock and Series B Warrants to purchase 64,499 shares of common stock for gross proceeds of approximately $4.2 million. On May 18, 2023, the Company completed a registered direct offering and a concurrent private placement, issuing 30,093 shares of common stock, 36,574 pre-funded warrants, Series C Warrants to purchase 66,667 shares of common stock and Series D Warrants to purchase 66,667 shares of common stock for gross proceeds of approximately $4.0 million. On November 15, 2023, the Company entered into a Sales Agreement and established an “At-the-Market” offering (the “ATM Program”), pursuant to which the Company may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of its common stock having an aggregate offering price of up to $17.0 million. Under the ATM Program, the Company sold a total of 141,516 shares of common stock for gross proceeds of approximately $9.2 million. As of January 6, 2025, the Company suspended the ATM Program. In January 2025, the Company completed a registered direct offering and concurrent private placement, issuing 123,153 shares of common stock for gross proceeds of $2.5 million. In March 2025, the Company completed a registered direct offering and concurrent private placement, issuing 107,500 shares of common stock for gross proceeds of $1.1 million. On May 8, 2025, the Company entered into an equity line of credit purchase agreement (the “ELOC”) with Lincoln Park Capital Fund, LLC (“Lincoln Park”), pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, the Company sold 3,349,551 shares of common stock for gross proceeds of approximately $9.5 million as of September 30, 2026. On June 17, 2025, the Company entered into a warrant inducement agreement with a certain holder of existing warrants, receiving gross proceeds of approximately $2.7 million. In April 2026, the Company completed a registered direct offering and concurrent private placement, issuing 816,068 shares of common stock and 9,017 pre-funded warrants for gross proceeds of approximately $2.5 million. As of September 30, 2026, the Company had a cash balance of approximately $9.7 million, which based on current estimates will not be sufficient to meet its anticipated cash requirements for at least 12 months from the issuance of the condensed interim financial statements for the nine months ended September 30, 2026. Management believes that the Company will continue to incur losses for the foreseeable future and will need additional resources to sustain its operations until it can achieve profitability and positive cash flows, if ever. Management plans to seek additional equity financing and grant funding, but cannot assure that such financing and funding will be available at acceptable terms, or at all. These matters raise substantial doubt about the Company’s ability to continue as a going concern. The accompanying condensed interim financial statements do not include any adjustments that might result from the outcome of this uncertainty. There can be no assurance that the Company’s research and development will be successfully completed or that any Company product candidate will be approved by the Food and Drug Administration (“FDA”) or any other worldwide regulatory authority or become commercially viable. The Company is subject to risks common to companies in the biopharmaceutical industry including, but not limited to, dependence on collaborative arrangements, development by the Company or its competitors of new technological innovations, dependence on key personnel, protection of proprietary technology, and compliance with FDA and other governmental regulations and approval requirements.

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

Income Taxes

The Company estimates an annual effective tax rate of 0% as the Company incurred net losses for the nine months ended September 30, 2026, resulting in an estimated net loss for both financial statement and tax purposes. Therefore, no current federal or state income tax expense has been recorded in the unaudited condensed interim financial statements.

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

The Company applied for a qualified small business payroll tax credit for increasing research activities, resulting in “other receivable” on the condensed interim balance sheets in the amount of $42,127 and $48,417 as of September 30, 2026 and December 31, 2025, respectively.

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

The Company maintains the majority of its cash balance in one financial institution. The balance is insured up to the maximum allowable by the Federal Deposit Insurance Corporation (“FDIC”). The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant risk of loss on cash. At times, the cash balance may exceed the maximum insured limit of the FDIC. As of September 30, 2026, the Company had cash of approximately $9.7 million in U.S. bank accounts which was not fully insured by the FDIC.

Research and Development

The Company expenses research and development costs when incurred. At times, the Company may make cash advances for future research and development services. These amounts are deferred and expensed in the period the service is provided. The Company incurred research and development expenses in the amount of $1,116,515 and $429,691 for the three months ended September 30, 2026 and 2025, respectively, and $2,529,520 and $1,552,699 for the nine months ended September 30, 2026 and 2025, respectively.

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

Major Vendor

The Company had one major vendor that accounted for approximately 57% of the research and development expenditures for the three months ended September 30, 2026 and three major vendors that accounted for approximately 40% for the three months ended September 30, 2025. The Company had three major vendors that accounted for approximately 55% of the research and development expenditures for the nine months ended September 30, 2026 and three major vendors that accounted for approximately 44% for the nine months ended September 30, 2025.

These vendors also accounted for approximately 12% and 6% of the total accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025, respectively. The Company continues to maintain these vendor relationships.

NOTE 3 – ACCOUNTS PAYABLE AND ACCRUED EXPENSES

Accounts payable and accrued expenses as of September 30, 2026 and December 31, 2025 were as follows:

	September 30, 2026	December 31, 2025
Accrued research and development	$2,612,231	$2,311,348
Accrued compensation expenses	295,422	39,011
Accrued professional fees	75,287	63,782
Other accounts payable and accrued expenses	10,298	6,802
Total	$2,993,238	$2,420,943

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

The January 2025 Offering closed on January 7, 2025.

On March 6, 2025, the Company entered into a Securities Purchase Agreement with an institutional investor, pursuant to which the Company agreed to issue and sell, in a registered direct offering (the “March 2025 Registered Offering”) by the Company directly to the investor (i) 107,500 shares of common stock at a purchase price of $8.00 per share and (ii) pre-funded common stock purchase warrants (the “March 2025 Pre-Funded Warrants”) to purchase up to 29,750 shares of common stock at a purchase price of $7.998 per March 2025 Pre-Funded Warrant for aggregate gross proceeds of approximately $1.1 million, before deducting the placement agent’s fees and related offering expenses. The net proceeds after deducting the placement agent’s fees and other offering expenses payable by the Company were approximately $0.9 million. The Company intends to use the net proceeds from the March 2025 Registered Offering for working capital and other general corporate purposes. As of September 30, 2026, all of the March 2025 Pre-Funded Warrants were exercised.

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

The March 2025 Offering closed on March 10, 2025.

On May 8, 2025, the Company entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million of shares of the Company’s common stock. The Company expects that any proceeds it receives from such sales will be used for working capital and general corporate purposes.

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

The Company sold 2,598,154 shares of its common stock under the ELOC at a weighted-average price of $2.12 per share, raising $5,512,971 of gross proceeds and net proceeds of $5,432,314 for the nine months ended September 30, 2026.

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

Pursuant to the engagement letter entered into with H.C. Wainwright & Co., LLC (“Wainwright”) in connection with prior financings by the Company and as previously disclosed in the Company’s prior filings with the U.S. Securities and Exchange Commission, the Company paid a fee to Wainwright equal to 7.0% of the gross proceeds from the transactions contemplated by the Letter Agreement and issued to Wainwright and its designees warrants to purchase up to an aggregate of 13,336 shares of common stock, which have the same terms as the Series G Warrants, except that they have an exercise price of $15.00 per share. The Company used the Black-Scholes model to calculate the estimated fair value of the warrants of $109,624. The inputs utilized in the calculation were as follows: five-year term, 3.96% risk-free rate, stock price at grant date of $11.00 and a 105% volatility utilizing comparable companies. This amount was recorded as both an increase to additional paid-in capital and as a non-cash issuance cost of the offering.

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

In a concurrent private placement, the Company issued unregistered 24-month term warrants to purchase up to 1,650,170 shares of common stock. These warrants have an exercise price of $2.78 per share, were immediately exercisable upon issuance and will expire on May 11, 2028.

The following table summarizes information with respect to outstanding warrants to purchase common stock of the Company as of September 30, 2026:

		Weighted Average
	Number of Warrants	Exercise Price
Balance at December 31, 2025	922,879	$15.24
Issued	1,659,187	2.76
Exercised	—	—
Expired	(7,500)	150.00
Balance at September 30, 2026	2,574,566	$6.81

The weighted average contractual life of the outstanding warrants is 2.01 years.

NOTE 5 – SHARE-BASED COMPENSATION

The Company’s 2021 Equity Incentive Plan (the “Plan”) currently reserves an aggregate of 425,732 shares of common stock, subject to adjustments as provided in the Plan, of which 106,947 are currently still available for issuance as of September 30, 2026. The purpose of the Plan is to attract, retain and incentivize directors, officers, employees, and consultants.

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

In April 2026, the Company granted stock options to purchase a total of 120,850 shares of common stock to its four employees, five independent directors and a number of consultants pursuant to the Plan. The options were issued at an exercise price of $2.36, which was the grant date fair value of the common stock, with the employees’ and consultants’ options vesting monthly over 36 months, and the independent directors’ options vesting on the one-year anniversary of the grant date.

A summary of the Company’s stock option issuances and associated general and administrative expenses is as follows:

			Three Months Ended		Nine Months Ended
Stock Option	Number of	Exercise	September 30,		September 30,
Issuance Date	Options	Price	2026	2025	2026	2025
June 2021	40,375	$125.20	$—	$—	$—	$—
July 2021	77,500	123.60	—	—	—	—
January 2022	4,000	88.80	—	—	—	6,317
April 2022	1,500	75.80	—	—	—	7,170
February 2023	23,375	68.20	—	109,521	73,014	328,563
June 2023	2,500	55.00	—	—	—	—
February 2024	41,750	63.00	183,713	183,713	551,139	551,139
June 2024	3,000	47.60	—	—	—	55,260
January 2025	1,500	15.54	1,560	1,559	4,680	4,158
February 2025	32,275	15.96	—	—	—	—
April 2026	120,850	2.36	22,896	—	38,160	—
Total	348,625		$208,169	$294,793	$666,993	$952,607

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

The Company determined the fair value of the option awards using the Black-Scholes option pricing model using the following weighted average assumptions:

	Nine Months Ended
	September 30,
	2026		2025
Expected term	6.2	years	5.0	years
Volatility	104%		102%
Dividend yield	—%		—%
Risk-free interest rate	4%		4.25%
Weighted average grant date fair value	$1.94		$12.33

A summary of the Company’s stock option activity is as follows:

			Weighted
			Average
		Weighted	Remaining	Aggregate
	Number of	Average	Contractual Term	Intrinsic
	Options	Exercise Price	(in years)	Value
Outstanding, vested and expected to vest at December 31, 2025	227,775	$88.45	6.76	$—
Granted	120,850	2.36	9.58	—
Exercised	—	—	—	—
Forfeited	—	—	—	—
Outstanding, vested and expected to vest at September 30, 2026	348,625	$58.61	7.25	$—
Exercisable	236,601	$83.71	6.20	$—

The total non-cash compensation expense for these options not yet recognized as of September 30, 2026 was $510,894. The weighted average vesting period for the unvested options is 1.55 years. The weighted average grant date fair value of all options granted as of September 30, 2026 is $45.61. The Company records the impact of any forfeitures of options as they occur.

NOTE 6 – SHARE-BASED PAYMENTS TO VENDORS

In the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants of 500 shares of common stock. The equity payments were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 1,500 shares of common stock with grant date fair values of $16.80, $8.20 and $8.12 and recorded general and administrative expenses of $4,059 and $16,559 for the three and nine months ended September 30, 2025, respectively, and $0 for each of the three and nine months ended September 30, 2026.

In addition, in the fourth quarter of 2024, the Company entered into a 12-month agreement with a vendor pursuant to which the Company made quarterly grants equal to $21,000 worth of common stock and certain cash payments. The cash payments were expensed over the service period and the equity components were expensed consistently over the contractual vesting period. Pursuant to the agreement, the Company issued 7,101 shares of common stock with grant date fair value of $14.60, $8.60 and $6.60 and recorded general and administrative expenses of $21,000 and $63,000 for the three and nine months ended September 30, 2025, respectively. This agreement was renewed in the fourth quarter of 2025 for an additional 12-month term and pursuant to the agreement, the Company issued 33,231 shares of common stock with a grant date fair value of $2.38, $2.16 and $1.43 and recorded general and administrative expenses of $21,000 and $62,999 for the three and nine months ended September 30, 2026, respectively.

In the first quarter of 2025, the Company entered into an agreement with a vendor to provide investor relations services for a six-month term. Pursuant to the agreement, the Company issued a total of 12,000 shares of common stock and made a certain cash payment. The cash payment and the equity components were expensed consistently over the contractual vesting period. The Company issued 12,000 shares of common stock with grant date fair values ranging from $6.80 to $16.20, and recorded general and administrative expenses of $0 for each of the three months ended September 30, 2026 and 2025 and $0 and $124,280 for the nine months ended September 30, 2026 and 2025, respectively.

In the second quarter of 2025, the Company entered into an agreement with a vendor to provide investor relations services for a six-month term. Pursuant to the agreement, the Company issued 2,300 shares of common stock with a grant date fair value of $7.60 and recorded general and administrative expense of $0 and $17,480 for the three and nine months ended September 30, 2025. This agreement was amended in the third quarter of 2025 and in the second quarter of 2026 for additional six-month terms each. Pursuant to the amended agreements, the Company made monthly grants equal to $20,000 worth of common stock and certain cash payments. The cash payments and the equity components were expensed consistently over the contractual vesting period. Pursuant to the first amendment, the Company issued 4,861 shares of common stock with a grant date fair value of $4.11 and recorded general and administrative expenses of $20,000 for the three and nine months ended September 30, 2025, respectively. Pursuant to the second amendment, the Company issued 83,671 shares of common stock with grant date fair values ranging from $1.42 to $3.43 and recorded general and administrative expenses of $60,000 and $160,000 for the three and nine months ended September 30, 2026, respectively.

NOTE 7 – NET LOSS PER SHARE

Basic and diluted net loss per share of common stock for the three and nine months ended September 30, 2026 and 2025 were determined by dividing net loss by the weighted average shares of common stock outstanding during the period. The Company’s potentially dilutive shares, consisting of 2,574,566 warrants and 348,625 stock options, have not been included in the computation of diluted net loss per share for all periods as the result would be antidilutive.

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

NOTE 9 – SUBSEQUENT EVENTS

Under the ELOC, the Company sold an additional 143,787 shares of common stock for approximately $0.2 million, bringing the cumulative total shares of common stock sold to 3,493,338 shares of common stock, with gross proceeds of approximately $9.6 million through November 12, 2026.

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

Overview

Acurx Pharmaceuticals, Inc., a Delaware corporation and, formerly Acurx Pharmaceuticals, LLC (the “Company”), is a clinical stage biopharmaceutical company developing a new class of antibiotics for infections caused by bacteria listed as priority pathogens by the World Health Organization (“WHO”), the U.S. Centers for Disease Control and Prevention (“CDC”) and the U.S. Food and Drug Administration (“FDA”). Priority pathogens are those which require new antibiotics to address the worldwide crisis of antimicrobial resistance (“AMR”) as identified by the WHO, CDC and FDA. According to the WHO Fact Sheet (July 2026) AMR is one of the top global public health and development threats. It is estimated that bacterial AMR was directly responsible for 4.7 million global deaths in 2021. The CDC estimates that each year antibiotic-resistant bacteria and fungi cause at least 2.8 million infections and 35,900 deaths (CDC Fact Sheet, 2026). Furthermore, the world faces an antibiotics pipeline and access crisis since there is an inadequate research and development pipeline in the face of rising levels of resistance, and urgent need for additional measures to ensure equitable access to new and existing vaccines, diagnostics and medicines.

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

The completed multicenter, open-label single-arm segment (Phase 2a) study was followed by a double-blind, randomized, active-controlled, non-inferiority, segment (Phase 2b) study at 28 U.S. clinical trial sites which together comprise the Phase 2 clinical trial. This Phase 2 clinical trial was designed to evaluate the clinical efficacy of ibezapolstat in the treatment of CDI including pharmacokinetics and microbiome changes from baseline. In the Phase 2a trial segment, 10 patients with diarrhea caused by C. difficile were treated with ibezapolstat 450 mg orally, twice daily for 10 days. All patients were followed for recurrence for 28± two days. Per protocol, after 10 patients of the projected 20 Phase 2a patients completed treatment, 100% cured infection at End of Treatment, 10 of 10.

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

When Phase 2b results are combined with Phase 2a results, the Clinical Cure rate in patients with CDI was 96% (25 out of 26 patients), based on 10 out of 10 patients (100%) in Phase 2a in the Modified Intent to Treat Population, plus 15 out of 16 (94%) patients in Phase 2b in the Per Protocol Population, who experienced Clinical Cure during treatment with ibezapolstat. Notably, in the combined Phase 2 trial, 100% (25 of 25) of ibezapolstat-treated patients who had Clinical Cure at EOT remained cured through one month after EOT, as compared to 86% (12 of 14) for the vancomycin patient group. Ibezapolstat was well-tolerated, with no serious adverse events assessed by the blinded investigator to be drug-related. The Company is confident that based on the pooled Phase 2 ibezapolstat Clinical Cure rate of 96%, Sustained Clinical Cure Rate of 100% and the historical vancomycin Clinical Cure Rate range of 70% to 92% and a Sustained Clinical Cure historical range of 42% to 74%, we will demonstrate non-inferiority of ibezapolstat to vancomycin in Phase 3 trials, in accordance with the applicable FDA Guidance for Industry (May 2026), with favorable differentiation in both Clinical Cure and Sustained Clinical Cure.

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

Recent Developments

Ibezapolstat Program Clinical Development

On March 9, 2026, we announced a new clinical development initiative to expand the ibezapolstat program into recurrent C. difficile infection (rCDI). The initiative includes an open label pilot trial in multiply recurrent CDI that will enroll up to 20 patients who have experienced at least 3 CDI episodes within the past 12 months. Trial start-up activities began in the second quarter, and first patient enrollment was originally expected in the fourth quarter of this year. The first patient was enrolled in the third quarter, ahead of schedule. We intend to use data from this 20-patient study to inform the design of a planned active controlled Phase 3 registration trial in rCDI. Following a successful pivotal Phase 3 study, we plan to seek the United States Food and Drug Administration’s approval under the Limited Population Pathway for Antibacterial and Antifungal Drugs (LPAD) for treatment and prevention of rCDI.

The Lincoln Park Transaction

On May 8, 2025, we entered into a purchase agreement (the “Lincoln Park Purchase Agreement”) with Lincoln Park Capital Fund (“Lincoln Park”), pursuant to which Lincoln Park agreed to purchase from us up to an aggregate of $12.0 million of our common stock (subject to certain limitations) from time to time over the term of the Lincoln Park Purchase Agreement (of which an aggregate of $8.7 million of shares of common stock have already been issued and sold to Lincoln Park) (the “ELOC”). Pursuant to the Lincoln Park Purchase Agreement, we issued 44,963 shares of common stock to Lincoln Park as a fee for making its irrevocable commitment to purchase our common stock under the Lincoln Park Purchase Agreement (the “Commitment Shares”). Also on May 8, 2025, we entered into a registration rights agreement with Lincoln Park, pursuant to which we filed with the SEC a registration statement (the “First Registration Statement”) on Form S-1 (Registration No. 333-287478) to register up to 544,963 shares of common stock that have subsequently been issued and sold by us to Lincoln Park, consisting of (i) 500,000 shares of common stock that we issued and sold to Lincoln Park as Purchase Shares, commencing on May 29, 2025 for aggregate gross proceeds of $3.0 million, and (ii) 44,963 Commitment Shares. Under the applicable rules of The Nasdaq Stock Market, on July 17, 2025, we obtained stockholder approval to issue to Lincoln Park, pursuant to the Lincoln Park Purchase Agreement, shares of our common stock, including the Commitment Shares, which exceed 220,315 shares, which was equal to 19.99% of the shares of our common stock outstanding immediately prior to the execution of the Lincoln Park Purchase Agreement. On October 20, 2025, we filed with the SEC a registration statement (the “Second Registration Statement) on Form S-1 (Registration No. 333-290968) to register up to 585,000 shares of common stock. On February 2, 2026, we filed with the SEC a registration statement (the “Third Registration Statement” on Form S-1 (Registration No. 333-293136) to register up to 750,000 shares of common stock. On May 4, 2026, we filed with the SEC a registration statement (the “Fourth Registration Statement”) on Form S-1 (Registration No. 333-295527) to register up to 1,300,000 shares of common stock. On September 8, 2026, we filed with the SEC a registration statement (together with the First Registration Statement, the Second Registration Statement, the Third Registration Statement and the Fourth Registration statement, the “Registration Statements”) on Form S-1 (Registration No. 333-298801) to register up to 1,500,000 shares of common stock.  To date, we have issued and sold 3,538,301 shares of common stock pursuant to the Registration Statements for aggregate gross proceeds of $9.6 million.

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

Results of Operations

Three Months Ended September 30, 2026 Compared to the Three Months Ended September 30, 2025

The following table presents a summary of the changes in our results of operations for the three months ended September 30, 2026 compared with the three months ended September 30, 2025:

	Three Months Ended
	September 30,		Percentage
	2026	2025	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$1,117	$430	160%
General and Administrative	1,515	1,599	(5)%
TOTAL OPERATING EXPENSES	2,632	2,029	30%

OPERATING LOSS	(2,632)	(2,029)	30%

OTHER INCOME
Interest Income	48	36	33%

Net Loss	$(2,584)	$(1,993)	30%

Research and Development Expenses

Research and development expenses were $1.1 million for the three months ended September 30, 2026 and $0.4 million for the three months ended September 30, 2025, an increase of $0.7 million due to a $0.7 million increase in consulting fees as a result of costs associated with the new recurrent CDI trial program.

General and Administrative Expenses

General and administrative expenses were $1.5 million for the three months ended September 30, 2026 and $1.6 million for the three months ended September 30, 2025, a decrease of $0.1 million. The decrease was primarily due to a $0.1 million decrease in professional fees, a $0.1 million decrease in legal fees, offset by a $0.1 million increase in compensation related expenses.

Net Loss

Net loss was $2.6 million for the three months ended September 30, 2026, and $2.0 million for the three months ended September 30, 2025, due to the reasons stated above.

Nine Months Ended September 30, 2026 Compared to the Nine Months Ended September 30, 2025

The following table presents a summary of the changes in our results of operations for the nine months ended September 30, 2026 compared with the nine months ended September 30, 2025:

	Nine Months Ended
	September 30,		Percentage
	2026	2025	Change

	(in thousands)
OPERATING EXPENSES:
Research and Development	$2,530	$1,553	63%
General and Administrative	4,125	4,922	(16)%
TOTAL OPERATING EXPENSES	6,655	6,475	3%

OPERATING LOSS	(6,655)	(6,475)	3%

OTHER INCOME
Interest Income	136	87	56%

Net Loss	$(6,519)	$(6,388)	2%

Research and Development Expenses

Research and development expenses were $2.5 million for the nine months ended September 30, 2026 and $1.6 million for the nine months ended September 30, 2025, an increase of $0.9 million primarily due to a $0.8 million increase in consulting fees and a $0.1 million increase in manufacturing-related costs as a result of costs associated with the new recurrent CDI trial program.

General and Administrative Expenses

General and administrative expenses were $4.1 million for the nine months ended September 30, 2026 and $4.9 million for the nine months ended September 30, 2025, a decrease of $0.8 million. The decrease was primarily due to a $0.4 million decrease in professional fees, a $0.3 million decrease in legal fees and a $0.1 million decrease in compensation related expenses.

Net Loss

Net loss was $6.5 million for the nine months ended September 30, 2026 and $6.4 million for the nine months ended September 30, 2025, an increase of $0.1 million, due to the reasons stated above.

Liquidity and Capital Resources

Overview

Since inception, we have generated no revenue from operations and we have incurred cumulative losses of approximately $81.8 million as of September 30, 2026. We have funded our operations primarily from equity issuances. We received net proceeds of approximately $12.9 million from equity financings closed between March 2018 and October 2020. On June 29, 2021, we completed our IPO resulting in net proceeds of approximately $14.8 million after deducting underwriter discounts of $1.4 million and offering costs of approximately $1.1 million. On July 27, 2022, we completed a registered direct offering and concurrent private placement resulting in net proceeds of approximately $3.7 million after deducting placement agents fees of $0.3 million and offering costs of $0.2 million. On May 18, 2023, we completed a registered direct offering and a concurrent private placement resulting in net proceeds of approximately $3.5 million after deducting placement agents fee of $0.2 million and offering costs of $0.2 million. On November 15, 2023, we entered into a Sales Agreement and established an “At-the-Market” program, pursuant to which we may offer and sell, from time to time, through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million (the “ATM Program”). Under the ATM Program, we raised net proceeds of approximately $8.8 million after deducting sales agent commissions and other related expenses of $0.4 million. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock. Under the ELOC, we raised net proceeds of approximately $9.2 million after deducting related fees and expenses as of September 30, 2026. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses. In April 2026, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $2.3 million after deducting placement agent fees and offering expenses.

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

As of September 30, 2026, we had working capital of $7.3 million, consisting primarily of $9.7 million of cash and $0.6 million of prepaid expenses, offset by approximately $3.0 million of accounts payable and accrued expenses.

The following table sets forth selected cash flow information for the periods indicated:

	Nine Months Ended
	September 30,
	2026	2025

	(in thousands)
Net cash provided by (used in):
Operating activities	$(5,606)	$(5,603)
Financing activities	7,704	7,803
Net increase in cash	$2,098	$2,200

Net Cash Used in Operating Activities

Net cash used in operating activities was $5.6 million for the nine months ended September 30, 2026. The net loss was greater than the net cash used in operating activities by $0.9 million, primarily attributable to share-based compensation and share-based vendor payments of $0.9 million and increase in accounts payable and accrued expenses of $0.6 million, offset by increase in prepaid expenses of $0.6 million.

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

Net Cash Provided by Financing Activities

Net cash provided from financing activities was $7.7 million for the nine months ended September 30, 2026, which was attributable to the sales related to the equity line of credit purchase agreement and the April 2026 Registered Direct Offering (as defined in Note 4 to our condensed interim financial statements contained in Item 1 of this Quarterly Report on Form 10-Q).

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

In addition, we intend to rely on the other exemptions and reduced reporting requirements provided by the JOBS Act. Subject to certain conditions set forth in the JOBS Act, we are entitled to rely on certain exemptions as an emerging growth company; we are not required to, among other things, (i) provide an auditor’s attestation report on our system of internal controls over financial reporting pursuant to Section 404(b), (ii) provide all of the compensation disclosure that may be required of non-emerging growth public companies under the Dodd-Frank Wall Street Reform and Consumer Protection Act, (iii) comply with any requirement that may be adopted by the Public Company Accounting Oversight Board regarding mandatory audit firm rotation or a supplement to the auditor’s report providing additional information about the audit and the financial statements (auditor discussion and analysis), and (iv) disclose certain executive compensation-related items. These exemptions will apply for a period of five years following the completion of our IPO or until we no longer meet the requirements of being an emerging growth company, whichever is earlier. We expect to cease qualifying as an emerging growth company as of the end of our fiscal year ending December 31, 2026.

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

We are not profitable and have incurred significant losses in each period since our inception, including net losses of $6.5 million for the nine months ended September 30, 2026 and $8.0 million for the year ended December 31, 2025. We have not commercialized any products and have never generated any revenue from product sales. We expect these losses to increase as we continue to incur significant research and development and other expenses related to our ongoing operations, seek regulatory approvals for our product candidates, scale-up manufacturing capabilities and hire additional personnel to support the development of our product candidates and to enhance our operational, financial and information management systems.

A critical aspect of our strategy is to invest significantly in our clinical and regulatory development for our lead program. To become and remain profitable, we must develop and eventually commercialize products with significant market potential, which we may never achieve. Even if we succeed in commercializing one or more of these product candidates, we will continue to incur losses for the foreseeable future relating to our substantial research and development expenditures to develop our product candidates. We may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. The size of our future net losses will depend, in part, on the rate of future growth of our expenses and our ability to generate revenue. Our prior losses and expected future losses have had and will continue to have an adverse effect on our stockholders’ equity and working capital. Further, the net losses we incur may fluctuate significantly from quarter to quarter and year to year, such that a period to period comparison of our results of operations may not be a good indication of our future performance. If we do achieve profitability, we may not be able to sustain or increase profitability on a quarterly or annual basis. Our failure to become and remain profitable would decrease the value of the company and could impair our ability to raise capital, maintain our discovery and preclinical development efforts, expand our business or continue our operations and may require us to raise additional capital that may dilute your ownership interest. A decline in the value of our Company could also cause you to lose all or part of your investment.

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

As of September 30, 2026, we had approximately $9.7 million in cash. In June 2021, we completed the IPO for net proceeds of $14.8 million after deducting underwriting discounts and commissions and offering expenses. In July 2022, we completed a registered direct offering and concurrent private placement for net proceeds of $3.7 million after deducting placement agent fees and offering expenses. In May 2023, we completed a registered direct offering and concurrent private placement for net proceeds of $3.5 million after deducting placement agent fees and offering expenses. In November 2023, we entered into a Sales Agreement and established an ATM Program, pursuant to which we may offer and sell, from time to time through A.G.P./Alliance Global Partners, as sales agent, shares of our common stock having an aggregate offering price of up to $17.0 million. We sold a total of 145,516 shares of our common stock under the ATM Program, at a weighted-average price of $65.20 per share, raising $9.2 million of gross proceeds and net proceeds of $8.8 million after deducting commissions to the sales agent and other ATM Program related expenses. As of January 6, 2025, we suspended the ATM Program. In January 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $2.1 million after deducting placement agent fees and offering expenses. In March 2025, we completed a registered direct offering and concurrent private placement for net proceeds of $0.9 million after deducting placement agent fees and offering expenses. On May 8, 2025, we entered into the ELOC with Lincoln Park, pursuant to which Lincoln Park committed to purchase up to $12.0 million in shares of our common stock, $0.001 par value per share. Under the ELOC, we raised net proceeds of approximately $9.2 million after deducting related fees and expenses as of September 30, 2026. On June 17, 2025, we entered into a warrant inducement agreement with existing warrant holders, receiving net proceeds of approximately $2.5 million after deducting fees and transaction expenses. In April 2026, we completed a registered direct offering and concurrent private placement for net proceeds of approximately $2.3 million after deducting placement agent fees and offering expenses.

We believe that, based upon our current operating plan, our existing capital resources will not be sufficient to fund our anticipated operations for at least 12 months from the issuance of our condensed interim financial statements for the nine months ended September 30, 2026. Our future capital requirements and the period for which we expect our existing resources to support our operations may vary significantly from what we expect. Our monthly spending levels vary based on new and ongoing research and development and other corporate activities. Because the length of time and activities associated with successful research and development of our product candidates is highly uncertain, we are unable to estimate the actual funds we will require for development and any approved marketing and commercialization activities.

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

Public health crises such as pandemics or similar outbreaks could adversely impact our business, notably, the COVID-19 pandemic. The extent to which COVID-19 or similar public health emergencies impacts our operations or those of our collaborators, contractors, suppliers, CROs, clinical sites, contract manufacturing organizations (“CMOs”) and other material business relations and governmental agencies will depend on future developments, which are highly uncertain and cannot be predicted with confidence, including the duration and severity of the outbreak, new information that will emerge concerning the severity of the virus and the actions to contain it or treat its impact, among others. Previously, our clinical trial operations were directly and indirectly adversely impacted, and could continue to be directly and indirectly adversely impacted, by the COVID-19 pandemic. A new pandemic or a resurgence of the COVID-19 pandemic could have an adverse economic impact to us.

Global, market and economic conditions may negatively impact our business, financial condition and share price.

The results of our operations could be adversely affected by general conditions in the global economy, the global financial markets and the global political conditions. The U.S. and global economies are facing growing inflation, higher interest rates and a potential recession. Furthermore, a severe or prolonged economic downturn, including a recession or depression resulting from public health crises such as a pandemic, or ongoing political disruption such as the war between Russia and Ukraine as well as geopolitical tensions involving China, the conflict between the U.S., Israel and Iran and as well as the tensions in the Middle East could result in a variety of risks to our business, including weakened demand for our programs and development candidates, if approved, relationships with any vendors or business partners located in affected geographies and our ability to raise additional capital when needed on acceptable terms, if at all. A weak or declining economy or political disruption, including any international trade disputes, could also strain our manufacturers or suppliers, possibly resulting in supply disruption, or cause our customers to delay making payments for our potential products. Any of the foregoing could seriously harm our business, and we cannot anticipate all of the ways in which the political or economic climate and financial market conditions could seriously harm our business.

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

Our officers, directors and their affiliates currently collectively own 350,608 shares of our common stock (on an as-converted basis) or approximately 6% of our outstanding shares of common stock (on an as-converted basis) as of September 30, 2026.

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

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.    MINE SAFETY DISCLOSURES

Not Applicable.

ITEM 5.    OTHER INFORMATION

None of our directors or officers have adopted, modified, or terminated any trading plans under Rule 10b5-1 of the Exchange Act or any similar arrangements during the three months ended September 30, 2026.

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

Acurx Pharmaceuticals, Inc.

Date: November 12, 2026	By:	/s/ David P. Luci
David P. Luci
President and Chief Executive Officer
(Principal Executive Officer)

Date: November 12, 2026	By:	/s/ Robert G. Shawah
Robert G. Shawah
Chief Financial Officer
(Principal Financial and Accounting Officer)